Form 10QSB
period 2006-01-31
LogSearch, Inc.
filed 2006-03-31
CIK 1288837

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

January 31, 2006

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 333-115053

LOGSEARCH, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	09-0420135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 400, 715-5th Ave S.W.

Calgary, Alberta, T2P 2X6

 (Address of principal executive offices)

Telephone: (403) 332-2523461-8425

(Issuer’s telephone number)

Not applicable

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ___

No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No     X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

Yes  ___

No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

21,000,000 shares of common stock, $.001 value, as of March 22, 2006

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  January 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Registration Statement Amendment No. 10 on Form SB-2 as filed on January 23, 2006.

LOGSEARCH, INC.
(A development stage enterprise)
Index to Financial Statements
(Unaudited)

Balance Sheet:
January 31, 2006	F-2

Statements of Operations:
For the three months ended January 31, 2006 and 2005	F-3

Statements of Stockholders' Equity:
For the periods ended January 31, 2006	F-4

Statements of Cash Flows:
For the three months ended January 31, 2006 and 2005	F-5

Notes to Financial Statements:
January 31, 2006	F-6

LOGSEARCH, INC.
(A development stage enterprise)
Balance Sheet
(Unaudited)

January 31,
2006
ASSETS
Current assets:
Cash	$29,738
Total current assets	29,738

Other assets:
Deferred registration costs	19,238
Total other assets	19,238
Total assets	$48,976

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$5,419
Total current liabilities	5,419

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 authorized,
21,000,000 shares issued and outstanding	21,000
Capital in excess of par value	58,000
Deficit accumulated during the development stage	(35,443)
Total stockholders' equity	43,557
Total liabilities and stockholders' equity	$48,976

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements of Operations
(Unaudited)

	Cumulative,
	Inception,
	March 2, 2004	Three Months	Three Months
	Through	Ended	Ended
	January 31,	January 31,	January 31,
	2006	2006	2005

Revenues	$-	$-	$-

General and administrative expenses:
Professional fees	29,029	5,919	5,107
Other general and administrative expenses	6,867	374	-
Total operating expenses	35,896	6,293	5,107
(Loss) from operations	(35,896)	(6,293)	(5,107)

Other income (expense):
Interest income	453	45	81
(Loss) before taxes	(35,443)	(6,248)	(5,026)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(35,443)	$(6,248)	$(5,026)

Basic earnings (loss) per common share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		21,000,000	21,000,000

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements of Stockholders' Equity
(Unaudited)

				(Deficit)
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, March 2, 2004	-	$-	$-	$-	$-
Shares issued for cash	21,000,000	21,000	58,000		79,000
Development stage net income (loss)				(11,527)	(11,527)
Balances, October 31, 2004	21,000,000	$21,000	$58,000	$(11,527)	$67,473

Development stage net income (loss)				(17,668)	(17,668)
Balances, October 31, 2005	21,000,000	21,000	$58,000	$(29,195)	$49,805

Development stage net income (loss)				(6,248)	(6,248)
Balances, January 31, 2006	21,000,000	21,000	$58,000	$(35,443)	$43,557

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements of Cash Flows
(Unaudited)

	Cumulative
	Inception,
	March 2, 2004	Three Months	Three Months
	Through	Ended	Ended
	January 31,	January 31,	January 31,
	2006	2006	2005
Cash flows from operating activities:
Net (loss)	$(35,443)	$(6,248)	$(5,026)
Adjustments to reconcile net (loss) to cash
provided (used) by operating activities:
Changes in current assets and liabilities:
Accounts payable and accrued expenses	5,419	2,954	2,067
Net cash flows from operating activities	(30,024)	(3,294)	(2,959)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	79,000	-	-
Increase in deferred registration costs	(19,238)	-	-
Net cash flows from financing activities	59,762	-	-
Net cash flows	29,738	(3,294)	(2,959)

Cash and equivalents, beginning of period	-	33,032	51,836
Cash and equivalents, end of period	$29,738	$29,738	$48,877

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Notes to Financial Statements
January 31, 2006
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended October 31, 2005 included in Form SB-2. Operating results for the periods ended January 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending October 31, 2006.

Note 1 – Future operations:

At January 31, 2006, we were not currently engaged in an operating business and expect to incur development stage operating losses for the next year to eighteen months. We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced. Management believes we have sufficient capital to implement our business plan and to complete a stock offering, and thus will continue as a going concern during this period while the plans are implemented.

Note 2 - Federal income tax:

We follow Statement of Financial Accounting Standards Number 109 (SFAS 109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	Three	Three Months
	Months	Ended
	Ended	January 31,
	January 31,	2005
	2006
Refundable Federal income tax attributable to:
Current operations	$(2,100)	$(5,600)
Less, Change in valuation allowance	2,100	5,600
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount as of January 31, 2006 is as follows:

LOGSEARCH, INC.
(A development stage enterprise)
Notes to Financial Statements
January 31, 2006
(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	January 31,	January 31,
	2006	2005
Deferred tax asset attributable to:
Net operating loss carryover	$12,000	$5,600
Less, Valuation allowance	(12,000)	(5,600)
Net refundable amount	-	-

At January 31, 2006, we had an unused net operating loss carryover approximating $35,000 that is available to offset future taxable income; it expires beginning in 2024.

Note 3 – Issuance of shares:

As of January 31, 2006, the Company had issued shares of its $.001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

03/02/04	Shares issued for cash	21,000,000	$.00376	$79,000
	Cumulative Totals	21,000,000		$79,000

We sold 4,000,000 of the 21,000,000 shares for $59,000 in cash to Puroil Technology, Inc., and also issued 4,000,000 warrants in connection therewith. The warrants become effective concurrent with the effective date of the Form SB-2 that we intend to file with the Securities and Exchange Commission, and expire one year later. They allow the holder to purchase 1 share of common stock for each 2 warrants tendered, at a price of $0.10 per share. At the time of issuance, the warrants did not have any value, as computed using the Black-Scholes pricing model. Accordingly, no value was assigned to them in the accompanying financial statements. Puroil Technology, Inc. is controlled by our President.

We sold 17,000,000 of the 21,000,000 shares for $20,000 in cash to Unitech Energy Corporation, and received a license to market the LeadScan database management and analysis system (without the database) in the United States of America. By virtue of this purchase, Unitech owned approximately 80% of our outstanding shares. Unitech subsequently sold its shares to our President, James Durward on October 27, 2005. Mr. Durward owns approximately 40% of Unitech’s shares. As described in Note 1 to our October 31, 2005 financial statements, no value was assigned to the license.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OPERATIONS

We believe LogSearch has sufficient cash resources to operate at the present level of operations and expenditures for the next twelve (12) months. Our general operating costs are expected to be less than $1,500 monthly and are not expected to exceed this level within the next 12 months. Depending upon a variety of factors that may affect our business plan and proposed operations, we may seek additional capital in the future, either through debt, equity or a combination of both. We may also acquire other assets through the issuance of stock. No assurances can be given that such efforts will be successful. We have no specific plans, negotiations or arrangements at present for raising additional capital or acquiring other assets.

Milestones planned for first twelve (12) months of operations

The following is the history and projected future activities of LogSearch in milestone format.

Milestone #1: Development of the concept and preliminary planning for commercializing LeadScan software in the United States was completed in January, 2004 by the management of LogSearch

This included Internet-based searches for potential competitors and reviews of their relevant products, and potential distributors and potential users. There are no specific current plans to undertake an offering to raise capital at this time, nor have there been any negotiations for or commitments to provide any financing from any source. This study was performed solely by our President. The results and conclusions reached from the study could be incomplete or inaccurate.

Milestone #2: LogSearch was incorporated on March 2, 2004 as a wholly-owned subsidiary of Unitech Energy Corp. and subsequently funded by Puroil for initial operations and the completion of this Distribution. Mr. Durward, our president, acquired all of Unitech’s 17,000,000 LogSearch shares in October 2005. The Company’s Registration Statement became effective on February 3, 2006.

Milestone #3: A market study is planned for March and April, 2006. This market study will be conducted by our President, using telephonic and Internet means, and is expected to determine the number of potential purchasers of our system. Potential distributors are to be identified in a second study as set out in Milestone 4 below. Estimated cost for this survey is $1,000 and funds will come from our current cash balance.

This study is different from the study described in the milestone #1 discussed above in that personal contact is planned with potential customers. This market study is planned to be comprised of telephone interviews with multiple potential oil and gas company buyers, who will be located via Internet searches. The nature of the study is to determine the general level of interest in the product, desired product features, the level of well log data available to be analyzed by LeadScan at any particular company, and pricing resistance points. The study will also comprise the location and canvassing of potential distributors for LeadScan.

Milestone #4: Establishment of pricing models and potential channel distribution partners is planned for completion during the two-month period immediately following the market study as set out in milestone #3 above. Our President will conduct the study.

LeadScan could be sold on a "seat" basis where each user is billed monthly or annually for access to LeadScan or on a "site" basis where the oil and gas company pays a single annual fee for an unlimited number of users of LeadScan. In the case of a channel distribution partner's involvement, the difference is that the channel distribution partner would take a percentage of whatever fees are generated by the sale of LeadScan. We do not know at this time what pricing models and channel distribution costs will be acceptable and the reason for the study is to determine this.

We expected the cost of this survey to be $1,000, which will be the primary cost associated with making telephone calls.

Milestone #5: Advertising in industry magazines during the period. Estimated cost is $10,000. This milestone should mark the first revenues for LogSearch. Depending on the success of the marketing efforts, LogSearch may need to obtain addition capital from loans or sale of additional equity. Funds for these expenses are sourced from our current cash balance.

Other Activities During the First Twelve (12) Months of Operations

Additional capital could be required in the case where LogSearch fails to generate sufficient revenues from LeadScan sales to offset its operational costs. LogSearch may also need to raise additional capital in the case where LogSearch desires to acquire another company and the other company's shareholders demand cash for their shares. While LogSearch management will always consider merger and acquisition candidates to grow LogSearch for the benefit of its shareholders, there are currently no merger and acquisition candidates known to LogSearch management and there are no plans to merge with or acquire any other business in the foreseeable future. Our business plan is not specifically to engage in a merger or acquisition with another company but it is possible that LogSearch may combine with another company.

In the next twelve months, LogSearch intends to pursue arrangements for the quotation of its securities on the OTC/Bulletin Board, the establishment of its stated business operations, and marketing of the LeadScan system. There can be no assurance we will achieve these objectives, or any one of them.

If these objectives are met, then LogSearch expects to be able to generate revenues and operate profitably without raising further equity. There can be no assurance we will achieve these objectives, or any one of them.

BUSINESS

History

LogSearch was incorporated in the State of Nevada on March 2, 2004 for the purpose of introducing and commercializing the LeadScan well log search system in the US marketplace. LogSearch has secured the United States commercialization rights for LeadScan, i.e. the right to sell the LeadScan software to oil and gas companies exploring for oil and gas in the United States. LeadScan is a software system developed and owned by Unitech Energy Corporation, an Alberta corporation. Unitech Energy Corporation was formed in 1999 as an oil and gas exploration and production company. Unitech developed the LeadScan system to locate indications of oil and gas in Canada. LeadScan is a computerized search engine that is used to locate indications of oil and gas within oil and gas well log databases. LeadScan is designed to significantly reduce the amount of time a geologist spends manually searching through oil and gas well logs looking for these indications. Well logs are a series of measurements, taken from and oil and gas wells immediately after drilling, of the subsurface properties immediately surrounding the wellbore at various depths. Well logs indicate the type of rock, the amount of holes in the rock within which oil and gas may reside, and what is in those holes, typically oil and gas or water or air. Unitech has, in the past, licensed the LeadScan system in Canada but currently does not offer licenses in Canada, as Unitech has elected to use LeadScan software to explore, for Unitech's own account, for oil and gas in Canada. Unitech management believes that there may be a market for the LeadScan software in the United States and LogSearch was formed for the purpose commercializing LeadScan software in the United States. LogSearch plans to offer the LeadScan software through a channel distribution model where the LeadScan software is sold through established software distributors as described elsewhere in this prospectus. LogSearch management has identified numerous potential channel distributors and plans to actively seek distribution agreements with those identified parties. Channel distribution agreements are business arrangements made between supplier of software products and companies that are established for the purpose of marketing third-party software. An example of such a channel is www.rockware.com. Typical arrangements are for the channel partner to receive a percentage of the gross sale price of the software, often in the 20% to 40% range depending on negotiation at the time the agreement is signed, in return for its marketing and support functions. There are no channel distribution agreements in place at this time.

Background

LogSearch's principal asset is its Commercialization Agreement, obtained from its affiliated corporation, Unitech, to market Unitech's proprietary "LeadScan" geological search system in the United States. Unitech is affiliated with LogSearch through the common control of both entities by Mr. James Durward. The purpose of this LeadScan software system is to provide a tool that can be used to accelerate the location of oil and gas by converting a manual process to a computerized process. Based solely on our President’s experience in the oil & gas business and his knowledge of well logs and their use within the oil & gas business, management believes that the use of LeadScan could provide some exploration companies a competitive advantage by being the first to be able to produce from a new discovery. LeadScan is a computerized method of searching through thousands of oil and gas well logs. Based on testing of the LeadScan program by LogSearch’s management, LeadScan can complete these searches much more quickly than the time spent using a manual process of searching through well logs. Our President, James Durward, has used the LeadScan system in more than 20 cases to search for well log parameters that he, himself, has specified. These searches included between 1,000 and 10,000 wells. In all cases, the LeadScan results accurately matched the requested parameters and underlying well logs. Using the LeadScan system, a 5,000 well search typically takes approximately 24 hours to perform. and the results are manually checked, by Mr. Durward, against the original well logs to ensure accuracy. When manually searching well logs, Mr. Durward is able to check approximately 70 wells per day. This indicates that without the LeadScan system, it would take Mr. Durward approximately 143 days to perform the same task that LeadScan can perform in a 1 day. Users that have a digital well log database will often use manual processes due to incomplete coverage of their digital database and/or because they prefer to use a manual process. These users could have systems that perform functions similar to LeadScan but, based solely on our President’s industry knowledge, we are not aware of any such systems and we are not aware of how they may function if there are such systems.

Currently, there are two versions of the LeadScan software:

(1) The Canadian version of the LeadScan system, which consists of a specialized, computerized search engine that allows a user, typically a geologist, to enter a set of desired well log features that may indicate the presence of oil and gas, for which LeadScan will search, in combination with a large digital well log database that was created over a period of years, by Unitech, and which is only applicable in Canada; and

(2) The version of LeadScan that is subject to our Commercialization Agreement with Unitech, which does not include a digital well log database and for which users of LeadScan in the United States will need to provide their own well log databases, which they may have generated internally over time or which they may have purchased from digital well log vendors.

Based on our President’s experience and knowledge, we believe that the digital well log format known as LAS 2.0 is how digital well logs are formatted and the US version of LeadScan has been constructed to load and search this format.

LogSearch intends to enter into licensing agreements with U.S. oil and gas companies. The initial terms of these proposed license agreements are not known at this time and will not be known until after the market studies have been completed. LogSearch does not intend to offer consulting services to its potential customers.

A simple comparison would be to compare the time searching for information on the Internet without a search engine, such as Yahoo or Google, with manually searching the Internet for the information. These search engines accelerate the searching and provide a substantial advantage over users who attempt large scale searches manually. In the opinion of LogSearch’s president, Mr. James Durward, by using the LeadScan system, the time it takes to search through oil and gas well logs is generally reduced. This opinion is based on Mr. Durward’s testing of the LeadScan system and his personal experience in searching through well logs.

While the geoscience disciplines of engineering, geophysics and petrophysics are fully computerized, the geological discipline remains largely non-computerized. Based on the sole opinion of our President, Mr. Durward, who has developed this opinion during more than 8 years of direct experience in working with and observing geologists, we believe that geologists typically use well logs to indicate the presence of subsurface formations, the geographical extent of such formations, and the likelihood of oil and/or gas existing in those formations. Typically, portions of paper copies of well logs are cut out and placed manually on a table, and the geologist will then look at the well log readings in an attempt to correlate the readings to set out a specific subsurface formation in what is referred to as a "cross section". Cross sections typically consist of multiple well logs connected with lines manually drawn between the correlated well log readings and the spaces between the lines are then colored with marking pencils and crayons. While digital well log databases do exist that geologists could use in the performance of their job, such digital well log databases were typically generated based on demand not from the geological discipline, but from the petrophysical, engineering, or geosphysical (seismic) disciplines within the oil and gas industry.

Petrophysicists and engineers use digital well log data to perform quantitative analysis (i.e. how much oil and gas is present versus whether oil and gas is present) of subsurface formations, and geophysicists use digital well log data to assist in determining the "path" that a subsurface formation follows in an effort to predict correct drilling locations.

The LeadScan software system allows for computerized searching of the oil and gas well log data, which we believe could translate into a competitive advantage for the user by accelerating the user’s data analysis of a new or developing project. An additional benefit is the ability to perform geological "what if" analysis, an ability not generally available without this system.

"What if" analysis means that a user may quickly assess various potential scenarios simply by changing one or more search parameters and viewing the results. Typically, when searching large amounts of data, this requires large numbers of precise comparative calculations, which is what the computerized LeadScan software performs for the user.

To our knowledge, there is only one other system like LeadScan in the world and that system ("Other System") was also developed by the developer of LeadScan, LogSearch’s President, Mr. Durward, while he was with Divestco Inc.  Mr. Durward does not know if the Other System is being used commercially at this time. Mr. Durward has made numerous telephone inquiries to potential users of the Other System, and was able to locate only one user, who stated that Divestco was withdrawing the product but no reason was given why.

The Other System is similar to LeadScan in that both systems allow the user to enter desired search parameters and have the system search for them.  Because we have not seen the current version of the Other System, we cannot compare its features to LeadScan at this time. We do not know whether the Other System contains any proprietary rights. In a lawsuit regarding the proprietary rights of the Other System brought against Unitech, the court found that LeadScan does not violate the Other System’s rights. The lawsuit claimed that Unitech was copying and selling data that belonged to International Datashare Corporation (“IDC”). The final judgment was that Unitech was not copying and/or selling IDC data and that IDC had no basis for their claim. Unitech was awarded a judgment in the amount of CDN$580,000 that has been paid in full by IDC. Neither LogSearch nor Mr. Durward has any right, title or interest in the Other System, nor does the owner of the Other System have any right, title or interest in the LeadScan software system.

The owner of LeadScan, Unitech Energy Corporation, no longer offers Canadian licenses to LeadScan and its digital well log database due to the belief that greater profits can be generated by using LeadScan for its own account to participate in the exploitation of the by-passed hydrocarbon through use of the LeadScan system. The Canadian version of LeadScan includes a vast proprietary digital well log database (greater than 1 terabyte (1 trillion bytes)) as feedstock into the system, while the version used by LogSearch consists of only the software. The system runs on the Microsoft Windows platform.

Companies will access the LeadScan system by having the LeadScan software installed on their computers and loading their data into the system on their own premises.  The data that would be loaded is in industry standard format referred to as LAS (log ASCII standard) version 2.0, which would reside in a specified directory on a user's computer. This data was historically generated by service firms which would trace the well log features by hand to convert it into digital values. All new oil and gas well logs are created using digital logging tools, so data for new wells no longer needs to be converted. This data would be loaded for access by LeadScan by using the LeadScan loading software included within LeadScan. Loading data into LeadScan typically requires specifying the target and final directories and pushing a button.

In the performance of their jobs, geologists must view thousands of well logs in an attempt to form a three-dimensional picture of multiple subsurface formations. When this task is done manually, it consumes large amounts time and could be subject to incorrect interpretations due to the vast volume of data being compared. LeadScan is designed to allow the geologist to compare well logs at an accelerated rate and this would allows the geologist to look at more well logs in the same amount of time. Using LeadScan, a user would input desired well log parameters and the system would search the digital well log data seeking matches to those parameters. The manual method would typically see the geologist physically gather up the target well logs so that the geologist could manually go through them looking for matches to the parameters. In the absence of digital well logs, the well logs may exist in paper form or on microfiche.

This, in turn, increases the efficiency of the geological work process and is expected to result in faster prospect generation. LeadScan does this by using the parameters put into the LeadScan software system by a geologist and quickly searching well logs for matches to those parameters rather than having the geologist manually search for the same matches.

James Durward, the President of LogSearch, developed and created the software for the LeadScan system and is the primary inventor of the LeadScan system. Mr. Durward is the control person of both LogSearch and Unitech Energy Corp., which owns all of the source code for the LeadScan system and we pay no license fees to anyone. There are no patents or patents-pending on the LeadScan system.

The Commercialization Agreement regarding the LeadScan System

On March 15, 2004, LogSearch entered into a Commercialization Agreement with Unitech Energy Corporation to commercialize Unitech's proprietary LeadScan system. The principal terms of the agreement are as follows:

1.  Unitech granted exclusive marketing and commercialization rights to the Unitech database management system and analysis software, known as LeadScan, to LogSearch, within the geographic area of the United States of America.

2.  Unitech will provide updates and support functions for LeadScan .

3.   LogSearch issued 17,000,000 shares of LogSearch common stock to Unitech, representing the total issued and outstanding shares of LogSearch at the time of issue. The 17,000,000 shares were issued in exchange for $20,000 in cash and the Commercialization Agreement.

4.   LogSearch will be responsible for all expenses related to the implementation and operation pursuant to the Commercialization Agreement.

Purpose for the Commercialization Agreement

The oil and gas industry in the United States and Canada consists of exploration and development ("E&P") companies, the so-called "equity" end of the oil and gas business, and service companies that serve those E&P companies. The practical aspects of the oil and gas business dictate that, if a company is involved in the equity aspects of the E&P business, it cannot also be in the service aspects of the E&P business in the same market - it must be in one end or the other, or a potential conflict of interest arises.

LogSearch believes this to be the case based on an informal survey of potential customers and industry personnel. The conflict is created because if LogSearch is selling data to a client, LogSearch will know where that client is exploring and this can provide us with knowledge that a client likely would not want us to have. Once we have located and engaged distributors, and established a pricing model, our plans to offer the LeadScan software through a channel distribution model where the LeadScan software is sold through established software distributors as described elsewhere in this prospectus. LogSearch’s management has identified numerous potential channel distributors and plans to actively seek distribution agreements with those identified parties. Channel distribution agreements are business arrangements made between supplier of software products and companies that are established for the purpose of marketing third-party software. An example of such a channel is www.rockware.com. Typical arrangements are for the channel partner to receive a percentage of the gross sale price of the software, often in the 20% to 40% range depending on negotiation at the time the agreement is signed, in return for its marketing and support functions. There are no channel distribution agreements in place at this time.  Unitech, the majority shareholder of LogSearch, operates exclusively in the equity end of the business in Canada because it believes it can generate revenues and produce profits from that sector. To more completely reduce any perceived or actual conflict of interest, or even the possibility of a conflict, Unitech has established LogSearch to market the LeadScan software, without the Unitech database to companies in the oil and gas industry in the United States, a market within which Unitech does not operate as an E&P company. For purposes of clarity, this means that an oil and gas company may not use the LeadScan software to assist in oil and gas exploration in Canada, but any company, no matter where it is based may use the LeadScan software to assist in the exploration for oil and gas in the United States.

LeadScan is believed to be useful in any area where there is a digital well log database available. Our management does not definitively know where these databases are available and what areas they cover. The owner of the LeadScan system , Unitech, does not, at this time, intend to commercialize the LeadScan software in Canada or any other geographic areas or countries, other than the United States, through LogSearch, as described herein, but reserves the right to do so outside the United States at any time.  LogSearch management is not aware whether companies seeking oil exploration in the United States can gain access to the same information provided by LeadScan from sources other than by manual searches of well logs. Any geologist seeking a desired set of well log features has the ability to retrieve well logs from well log data vendors such as MJ Systems and Riley's Datashare and to then search those logs manually.

LogSearch does not have the right to offer the LeadScan database management and analysis system in Canada or for use in any other geographic area than the United States There are no other Commercialization Agreements or licenses issued for other geographic areas, but Unitech retains the right to issue licenses or commercialization agreements for LeadScan use outside the geographic United States, in its discretion. LogSearch has the right, under the Commercialization Agreement, to sub-license the LeadScan software in any way as long as the sub-licensee of the LeadScan software uses it for oil and gas exploration only in the United States.

The Commercialization Agreement cannot be cancelled unless both Unitech and LogSearch agree to such cancellation. Management does not know the ramifications of any such cancellation and does not reasonably expect to know until such case arises.

Present and Proposed Business Activities

Since our incorporation, we have concentrated our efforts on formative activities, including organizing the corporation, and preparing a prospectus and distribution of the Units to Puroil shareholders. The Company has a website at http://142.59.159.130/laszip/logsearch. During 2006, management will seek to establish relationships with channel distribution partners. Channel distributors are companies that perform the marketing and sales operations for manufacturers or software writers. Usually, channel distributors represent a number of software products that are written by numerous different software production houses - an example of a relevant geoscience channel distributor is RockWare - www.rockware.com. We have no relationship with Rockware and we are not in negotiations with Rockware. Rockware is referred to in this prospectus merely as an example of a channel distributor. Management intends to enter into negotiations for, and preparation of appropriate licensing agreements, pricing models, and revenue-sharing agreements with channel distribution partners. To date, LogSearch has not contacted any channel distribution companies and has not identified any, other than Rockware, to deal with. While LogSearch's pricing models, once established, will remain proprietary and not available to the public, the typical arrangement would be that the channel distribution partner would get between 25% and 40% of gross sales, depending on how much service and support they provide to the consumer.

Current market size and target market

Management of LogSearch, through its own market research, as conducted by our president, has determined there are approximately 100 oil and gas companies in the U.S. that constitute the primary and likely potential users of the LeadScan system in the U.S., and we intend, initially, to focus our proposed marketing efforts on these 100 companies.

The conclusion that there are approximately 100 oil and gas companies in the U.S. that constitute the primary and likely potential users of the LeadScan system in the U.S. is based on both internet searches, which included sites such as http://www.rigzone.com, and our management's personal experience, which included Mr. Durward's experience as the President of International Datashare Corporation, a company that provided well log digitizing services and database management systems to oil and gas companies worldwide.

This approach is based on our belief that those 100 companies are of sufficient size to possess, or have direct access to, a digital well log database that could be used as feedstock to the LeadScan system. Feedstock is the term used to describe the database upon which the LeadScan system performs its searches. Someone with access to a digital well log database could load that database into LeadScan and these companies would then use LeadScan to search their digital well log databases in an attempt to find oil and gas in the United States.  They would load their digital well log data into LeadScan at their own premises and then enter the desired search parameters. It is planned that these companies will be contractually precluded from loading well log data from outside the United States as well as a practical restriction due to LeadScan not being able to load well log data that does not reside in the United States.  The secondary marketing targets would purchase digital well log data from well log data vendors and use it in the same manner as the primary targets.  It is anticipated that LogSearch will seek to sell the LeadScan system to those 100 large corporations for up to $100,000 per year for a full site license.  "Full site" means that the software pricing is not based on any particular number of users, and an unlimited number of users at any given geographic location can use the software. Secondary marketing targets are those estimated 1,000-plus companies engaged in the oil and gas business in the U.S. which have access to digital well log data from the various digital well log data vendors. These are generally smaller companies that would likely have fewer users and, consequently, would probably pay less for site licenses. Pricing for these smaller companies is expected to be in the range of $5,000-$10,000 per year for a full site license. However, final pricing and market penetration models and plans have not yet been fully developed by us at this time and more market research will be conducted after the registration statement in which this prospectus is included has become effective.

Current market conditions and observations

Recent increases in oil and gas prices have kept the oil and gas software market very active, and we believe, based on our subjective observations of the U.S. oil and gas market, that exploration and production companies in the U.S. may, in the near future, become increasingly dependent on third-party technology and information services to support their ongoing exploration activities. We believe, based on our subjective observations of the U.S. oil and gas market, that the recent increased oil and gas industry profitability in the U.S., propelled by recent increases in oil and gas prices, may be creating a corresponding emphasis on operational efficiency and we believe that this may create a continuing demand for efficiency-based software, such as LeadScan.

Competition

Our management believes that there are currently no other large-scale automated/computerized geological search systems, other than the prototype for the LeadScan system, which, to management's knowledge, based on the aforementioned searches and calls, is not currently available in the United States. This belief is based on Internet searches and telephone calls made by Mr. Durward.

The LeadScan prototype, when first developed in 1999, was capable of using multiple user-defined well log parameters to search a digital well log database. Based on the experience of our management, it is our belief that the prototype was not capable of generating search intervals for all wells on a search list and, therefore, was limited to searching only those wells which contained a specified formation name. Our management further believes that the coverage of the search would probably not be substantial and that the search result would be of limited use. This system could presumably be offered in the United States and compete directly with LeadScan, but we do not know as of the date of this prospectus if it is offered in the United States.

LogSearch plans to compete based on price and product features.

Manual lead generation methods, supported by images and image viewers, currently offered by competing service providers in the U.S., such as Riley's Electric Log/A2D, MJ Systems and IHS Energy, are the only systems currently available and used in the oil and gas industry in the U.S. Two of these companies (Log/A2D and MJ Systems) currently have developed a significant feedstock image database, but they do not have the ability to computer-read the values on the logs. And in order to computerize those databases, LogSearch estimates it could take a substantial amount of time, maybe even years to do so, to convert them to computer-readable form. By way of comparison, it took Unitech three years, running a 25 computer system, full time, to make International Datashare Corp.'s Canadian image database searchable by computer. We are not aware of efforts by any of the companies cited above to computerize databases in the United States but management believes that each of the cited companies has the image feedstock available to them, and if they converted the image database to computer-readable form, they could offer a database in combination with a database management and analysis system which would offer a significant competitive advantage over the LeadScan system. In this event, the LeadScan system could have far less value and our proposed business could be materially adversely affected, or we may cease business operations altogether. LogSearch has made no research and development expenditures in the past two years. However, the owner of the LeadScan system, and LogSearch's affiliated corporation, Unitech Energy Corp., has expended approximately $500,000 for research and development costs in the past two years. These costs are primarily comprised of computer equipment and salaries related to developing the LeadScan system. LogSearch does not need to obtain any governmental or regulatory licenses or approvals for its products and LogSearch believes that there are no probable governmental or regulatory licenses or approvals required for its products.

Properties

LogSearch shares 200 square feet of office space with its affiliated company, Unitech Energy Corp., which is the licensor of our principal product, the LeadScan system. Unitech Energy and LogSearch are affiliated through the common control of both entities by Mr. James Durward. LogSearch currently pays no rent for use if its space, but anticipates paying $300 per month, to Unitech, on the basis of a verbal, month-to-month lease, beginning in April, 2006. This amount is considered a fair market rate considering the physical space and hours used by LogSearch, and is competitive with rates for similar space in the area.

Employees

LogSearch plans to operate using contract employees rather than salaried employees so that overhead is kept to a minimum during the start-up stage of LogSearch. Contract employees are paid no pension or dental benefits and no filings, such as employment insurance and tax deductions needs to be made to the government on their behalf. As of the date of this report, LogSearch operations are carried out by two part-time employees, its President and

Director James Durward, and Daryl Cozac, the other LogSearch Director. There are no full-time employees. There has been no salary or compensation paid or accrued and there are no plans to pay or accrue any compensation until such time as LogSearch has sufficient capital and/or revenues to do so, of which there is no assurance. Mr. Durward performs similar functions at Unitech and is paid by Unitech in his capacity with that company. The market studies, channel negotiations, and financing/acquisition activities are to be performed by Mr. Durward. LogSearch plans to hire a part time office manager as cash becomes available to do so, of which there is no assurance. All other activities are carried out by the officers and directors who currently provide, and will continue to provide their services for no compensation until such time as LogSearch can afford to pay for their services, of which there is no assurance. There is no compensation accrual or back pay allowance, and none is contemplated in the future.

Legal Proceedings

LogSearch is not a party to any legal proceeding, nor are we aware of any pending or threatened legal proceeding against us or any officer or director which might have any potentially adverse effect upon LogSearch.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not applicable

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

LogSearch, Inc. did not sell any unregistered securities during the period covered by this report.

LogSearch, Inc. filed a registration statement on Form SB-2 which was deemed effective on February 3, 2006, for the registration and distribution of 3,000,000 units by one of LogSearch, Inc.’s shareholders, Puroil Technology Inc., to the shareholders of Puroil Technology Inc.  The commission file number for this registration statement was 333-115053.

The Puroil - LogSearch distribution was completed on February 9, 2006.  The registration statement covered this distribution and the subsequent re-sale by the shareholders of Puroil Technology Inc. of the 3,000,000 shares of common stock and the 3,000,000 share purchase warrants that together made up the units distributed by Puroil Technology Inc. to its shareholders and the offer and sale by LogSearch, Inc. of the 1.5 million shares of common stock underlying the warrants which are exercisable during the twelve month period from February 3 2006.  The units are being resold at a fixed price of $0.10 per unit.  LogSearch will not receive any consideration from the distribution of the units nor any proceeds from the resale of the 1.5million shares by Puroil’s shareholders.  In the event that any of the warrants are exercised, LogSearch will utilize the proceeds there from for working capital. To date, no one has exercised any of the outstanding warrants.

The following information is an itemization of all expenses incurred in relation to the offering from the effective date of the registration statement:

Expense	Amount of Expense	Direct or indirect payments to Directors, Officers, Affiliates or Persons Holding more than 10% of the shares of LogSearch, Inc.	Direct or Indirect Payments to others
Professional Fees	$ 5,919.00		$5,919.00
Other General & Administrative Expenses	$ 374.00

There were no direct or indirect payments to Directors, Officers, Affiliated or Persons Holding more than 10% of the shares of LogSearch, Inc.

There are no net proceeds to LogSearch, Inc. from the distribution under the registration statement as at January 31, 2006.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.

OTHER INFORMATION

Not applicable

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER	EXHIBIT	REFERENCE
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with LogSearch’s registration statement on Form SB-2 filed on April 30, 2004
3.2	Bylaws	Incorporated by reference to the Exhibits filed with LogSearch’s registration statement on Form SB-2 filed on April 30, 2004
4.1	Instrument Defining the Right of Holders Share Certificate	Incorporated by reference to the Exhibits filed with LogSearch’s registration statement on Form SB-2 filed on April 30, 2004
4.1	Instrument Defining the Right of Holders Warrant Certificate	Incorporated by reference to the Exhibits filed with LogSearch’s registration statement on Form SB-2 filed on April 30, 2004
10.1	Commercialization Agreement	Incorporated by reference to the Exhibits filed with LogSearch’s Amendment No. 4 to its registration statement on Form SB-2 filed on August 18, 2005
31	Section 302 Certification- Chief Executive Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGSEARCH, INC.

Date: March 30, 2006

By: /s/  James Durward

Name:  James Durward

Title:  President, CFO, Treasurer, Chief Accounting Officer and Director