Form 10QSB
period 2006-04-30
LogSearch, Inc.
filed 2006-06-20
CIK 1288837

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

April 30, 2006

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

Commission file number     333-115053

LOGSEARCH, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	09-0420135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 2605, 505-6th Street S.W.

Calgary, Alberta, T2P 1X6

 (Address of principal executive offices)

Telephone: (403) 689-3901

(Issuer’s telephone number)

Suite 400, 715-5th Ave S.W.

Calgary, Alberta, T2P 2X6

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No

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

21,000,000 shares of common stock, $.001 par value, as of June 15, 2006

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the six month periods ended April 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Registration Statement Amendment No. 10 on Form SB-2 as filed on January 23, 2006.

LOGSEARCH, INC.
(A development stage enterprise)
Index to Financial Statements
(Unaudited)

LOGSEARCH, INC.
(A development stage enterprise)
Balance Sheet
(Unaudited)

April 30,
2006
ASSETS
Current assets:
Cash	$22,027
Total current assets	22,027

Other assets:
Deferred registration costs	19,238
Total other assets	19,238
Total assets	$41,265

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,499
Total current liabilities	2,499

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 authorized,
21,000,000 shares issued and outstanding	21,000
Capital in excess of par value	58,000
Deficit accumulated during the development stage	(40,234)
Total stockholders' equity	38,766
Total liabilities and stockholders' equity	$41,265

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements of Operations
(Unaudited)

	Cumulative,
	Inception,
	March 2, 2004	Six Months	Six Months
	Through	Ended	Ended
	April 30,	April 30,	April 30,
	2006	2006	2005

Revenues	$-	$-	$-

General and administrative expenses:
Professional fees	33,679	10,569	11,440
Other general and administrative expenses	7,042	549	786
Total operating expenses	40,721	11,118	12,226
(Loss) from operations	(40,721)	(11,118)	(12,226)

Other income (expense):
Interest income	487	79	146
(Loss) before taxes	(40,234)	(11,039)	(12,080)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(40,234)	$(11,039)	$(12,080)

Basic earnings (loss) per common share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		21,000,000	21,000,000

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements Of Operations
(Unaudited)

	Quarter	Quarter
	Ended	Ended
	April 30,	April 30,
	2006	2005

Revenues	$-	$-

General and administrative expenses:
Professional fees	4,650	6,333
Other general and administrative expenses	175	786
Total operating expenses	4,825	7,119
(Loss) from operations	(4,825)	(7,119)

Other income (expense):
Interest income	34	65
(Loss) before taxes	(4,791)	(7,054)

Provision (credit) for taxes on income:	-	-
Net (loss)	$(4,791)	$(7,054)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	21,000,000	21,000,000

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements of Stockholders' Equity
(Unaudited)

				(Deficit)
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, March 2, 2004	-	$-	$-	$-	$-
Shares issued for cash	21,000,000	21,000	58,000		79,000
Development stage net income (loss)				(11,527)	(11,527)
Balances, October 31, 2004	21,000,000	$21,000	$58,000	$(11,527)	$67,473

Development stage net income (loss)				(17,668)	(17,668)
Balances, October 31, 2005	21,000,000	$21,000	$58,000	$(29,195)	$49,805

Development stage net income (loss)				(11,039)	(11,039)
Balances, April 30, 2006	21,000,000	$21,000	$58,000	$(40,234)	$38,766

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements of Cash Flows
(Unaudited)

	Cumulative
	Inception,
	March 2, 2004	Six Months	Six Months
	Through	Ended	Ended
	April 30,	April 30,	April 30,
	2006	2006	2005
Cash flows from operating activities:
Net (loss)	$(40,234)	$(11,039)	$(12,080)
Adjustments to reconcile net (loss) to cash
provided (used) by operating activities:
Changes in current assets and liabilities:
Accounts payable and accrued expenses	2,499	34	7,385
Net cash flows from operating activities	(37,735)	(11,005)	(4,695)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	79,000	-	-
Increase in deferred registration costs	(19,238)	-	-
Net cash flows from financing activities	59,762	-	-
Net cash flows	22,027	(11,005)	(4,695)

Cash and equivalents, beginning of period	-	33,032	51,836
Cash and equivalents, end of period	$22,027	$22,027	$47,141

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Notes to Financial Statements
April 30, 2006
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended October 31, 2005 included in Form SB-2. Operating results for the periods ended April 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending October 31, 2006.

Note 1 – Future operations:
At April 30, 2006, we were not currently engaged in an operating business and expect to incur development stage operating losses for the next year to eighteen months. We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced. Management believes we have sufficient capital to implement our business plan and to complete a stock offering, and thus will continue as a going concern during this period while the plans are implemented.

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

The provision for refundable Federal income tax consists of the following:

	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2006	2005
Refundable Federal income tax attributable to:
Current operations	$(3,800)	$(4,100)
Less, Change in valuation allowance	3,800	4,100
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount as of January 31, 2006 is as follows:

LOGSEARCH, INC.
(A development stage enterprise)
Notes to Financial Statements
April 30, 2006
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	April 30,	April 30,
	2006	2006
Deferred tax asset attributable to:
Net operating loss carryover	$13,700	$8,000
Less, Valuation allowance	(13,700)	(8,000)
Net refundable amount	-	-

At April 30, 2006, we had an unused net operating loss carryover approximating $40,200 that is available to offset future taxable income; it expires beginning in 2024.

Note 3 – Issuance of shares:
As of April 30, 2006, the Company had issued shares of its $.001 par value common stock as follows:

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OPERATIONS

Plan of Operation

LogSearch has been in the development stage since its formation on March 2, 2004. LogSearch plans to market software pursuant to a Commercialization Agreement with Unitech Energy Corp. for the United States market. The Commercialization Agreement covers a database management and analysis system known as Leadscan ("LeadScan").   The LeadScan system is currently being used by its developer and owner, Unitech, to locate oil and gas in the Western Canadian Sedimentary Basin.

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

LogSearch's activities during the development stage have included corporate formation, stock issuance, and work on development of operating plans for the commercialization of the LeadScan software system in the United States. LogSearch maintains a web site at http://142.59.159.130/laszip/logsearch. The Company plans to pursue a growth by channel sales model, which is a common computer software industry practice of using specialized software marketing firms that sell and support software written or offered by third parties. As of the date hereof, the Company has not contacted any channel sales companies to assist in the marketing of the LeadScan system and no revenue producing activities have yet commenced. The Issuer plans to generate revenues by selling/licensing the LeadScan software to oil and gas companies in the United States and the anticipated sales may be in the form of annual or monthly contracts.

LogSearch intends to enter into licensing agreements with U.S. oil and gas companies. The initial terms of these proposed license agreements are not known at this time and will not be known until after the market studies have been completed. LogSearch does not intend to offer consulting services to its potential customers.

A market study was conducted during March and April, 2006 and is ongoing. This market study was/is conducted by our President, using telephonic and Internet means, and has determined a number of potential purchasers of our system. Potential distributors are to be identified in a second study as set out below. Estimated cost for this survey is $1,000 and funds will come from our current cash balance.

This study is different from the study described above in that personal contact is planned with potential customers. This market study is planned to be comprised of telephone interviews with multiple potential oil and gas company buyers, who will be located via Internet searches. The nature of the study is to determine the general level of interest in the product, desired product features, the level of well log data available to be analyzed by LeadScan at any particular company, and pricing resistance points. The study will also comprise the location and canvassing of potential distributors for LeadScan.

Establishment of pricing models and potential channel distribution partners is planned for completion during the two-month period immediately following the market studies as set out above. Our President will conduct the study.

LeadScan could be sold on a "seat" basis where each user is billed monthly or annually for access to LeadScan or on a "site" basis where the oil and gas company pays a single annual fee for an unlimited number of users of LeadScan. Based on research to date, the Company feels that the software could be sold for between $5000 and

$100,000 for a “site” license or $900 for a “seat” (single user) license. Annual maintenance fees could be approximately 20% of the initial sales price. In the case of a channel distribution partner's involvement, the difference is that the channel distribution partner would take a percentage of whatever fees are generated by the sale of LeadScan. We do not know at this time what pricing models and channel distribution costs will be acceptable and the reason for the study is to determine this.

Advertising in industry magazines during the period. Estimated cost is $10,000. This milestone should mark the first revenues for LogSearch. Depending on the success of the marketing efforts, Funds for these expenses are sourced from our current cash balance. LogSearch has determined the appropriate industry advertising media and expects to initiate advertising during the third and fourth quarters of 2006.

Currently, LogSearch is pursuing arrangements for the quotation of its securities on the OTC/Bulletin Board, the establishment of its stated business operations, and marketing of the LeadScan system. There can be no assurance we will achieve these objectives, or any one of them.

If these objectives are met, then LogSearch expects to be able to generate revenues and operate profitably without raising further equity. There can be no assurance we will achieve these objectives, or any one of them.

We believe LogSearch has sufficient cash resources to operate at the present level of operations and expenditures for the next twelve (12) months. Our general operating costs are expected to be less than $1,000 monthly and are not expected to exceed this level within the next 12 months. We expect to be able to generate some revenues during the next twelve months as we complete out marketing studies and advertising and sales programs.   We cannot at this time determine what those revenues may be.  Depending upon a variety of factors that may affect our business plan and proposed operations, we may seek additional capital in the future, either through debt, equity or a combination of both. LogSearch may also need to raise additional capital in the case where LogSearch desires to acquire another company and the other company's shareholders demand cash for their shares. While LogSearch management will always consider merger and acquisition candidates to grow LogSearch for the benefit of its shareholders, there are currently no merger and acquisition candidates known to LogSearch management and there are no plans to merge with or acquire any other business in the foreseeable future. Our business plan is not specifically to engage in a merger or acquisition with another company but it is possible that LogSearch may combine with another company.

We do not expect to undertake any research and development for the next twelve months of operations.

We do not have any plans to purchase or sell any plants or significant equipment over the next twelve months of operations.

We do not presently have any plans to hire any employees over the next twelve months of operations.. LogSearch plans to operate using contract employees rather than salaried employees so that overhead is kept to a minimum during the start-up stage of LogSearch. Contract employees are paid no pension or dental benefits and no filings, such as employment insurance and tax deductions needs to be made to the government on their behalf. As of the date of this report, LogSearch operations are carried out by two part-time employees, its President and Director James Durward, and Daryl Cozac, the other LogSearch Director. There are no full-time employees. There has been no salary or compensation paid or accrued and there are no plans to pay or accrue any compensation until such time as LogSearch has sufficient capital and/or revenues to do so, of which there is no assurance. Mr. Durward performs similar functions at Unitech and is paid by Unitech in his capacity with that company. The market studies, channel negotiations, and financing/acquisition activities are to be performed by Mr. Durward. LogSearch plans to hire a part time office manager as cash becomes available to do so, of which there is no assurance. All other activities are carried out by the officers and directors who currently provide, and will continue to provide their services for no compensation until such time as LogSearch can afford to pay for their services, of which there is no assurance. There is no compensation accrual or back pay allowance, and none is contemplated in the future.

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

The following information is an itemization of all expenses incurred in relation to the offering from the effective date of the registration statement:

Expense	Amount of Expense	Direct or indirect payments to Directors, Officers, Affiliates or Persons Holding more than 10% of the shares of LogSearch, Inc.	Direct or Indirect Payments to others
Professional Fees	$19,238.00	$0.00	$19,238.00
Other General & Administrative Expenses	$ 0.00	$0.00	$0.00

There were no direct or indirect payments to Directors, Officers, Affiliated or Persons Holding more than 10% of the shares of LogSearch, Inc.

There are no net proceeds to LogSearch, Inc. from the distribution under the registration statement as at April 30, 2006.

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

Date: June 20, 2006

By: /s/  James Durward

Name:  James Durward

Title:  President, CFO, Treasurer, Chief Accounting Officer and Director