Form 10QSB
period 2006-07-31
LogSearch, Inc.
filed 2006-09-13
CIK 1288837

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

July 31, 2006

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

21,000,000 shares of common stock, $.001 par value, as of September 8, 2006

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the nine month periods ended July 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Registration Statement Amendment No. 10 on Form SB-2 as filed on January 23, 2006.

LOGSEARCH, INC.
(A development stage enterprise)
Index to Financial Statements
(Unaudited)

Balance Sheet:
July 31, 2006	F-2

Statements of Operations:
For the periods ended July 31, 2006 and 2005	F-3 and F-4

Statements of Stockholders' Equity:
For the periods ended July 31, 2006	F-5

Statements of Cash Flows:
For the periods ended July 31, 2006 and 2005	F-6

Notes to Financial Statements:
July 31, 2006	F-7

LOGSEARCH, INC.
(A development stage enterprise)
Balance Sheet
(Unaudited)

July 31,
2006
ASSETS
Current assets:
Cash	$15,811
Total current assets	15,811

Other assets:
Deferred registration costs	20,657
Total other assets	20,657
Total assets	$36,468

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,428
Total current liabilities	2,428

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 authorized,
21,000,000 shares issued and outstanding	21,000
Capital in excess of par value	58,000
Deficit accumulated during the development stage	(44,960)
Total stockholders' equity	34,040
Total liabilities and stockholders' equity	$36,468

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements of Operations
(Unaudited)

	Cumulative,
	Inception,
	March 2, 2004	Nine Months	Nine Months
	Through	Ended	Ended
	July 31,	July 31,	July 31,
	2006	2006	2005

Revenues	$-	$-	$-

General and administrative expenses:
Professional fees	37,736	14,626	14,320
Other general and administrative expenses	7,738	1,245	911
Total operating expenses	45,474	15,871	15,231
(Loss) from operations	(45,474)	(15,871)	(15,231)

Other income (expense):
Interest income	514	106	202
(Loss) before taxes	(44,960)	(15,765)	(15,029)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(44,960)	$(15,765)	$(15,029)

Basic earnings (loss) per common share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		21,000,000	21,000,000

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements Of Operations
(Unaudited)

	Quarter	Quarter
	Ended	Ended
	July 31,	July 31,
	2006	2005

Revenues	$-	$-

General and administrative expenses:
Professional fees	4,057	2,880
Other general and administrative expenses	696	125
Total operating expenses	4,753	3,005
(Loss) from operations	(4,753)	(3,005)

Other income (expense):
Interest income	27	56
(Loss) before taxes	(4,726)	(2,949)

Provision (credit) for taxes on income:	-	-
Net (loss)	$(4,726)	$(2,949)

Basic earnings (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	21,000,000	21,000,000

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements of Stockholders' Equity
(Unaudited)

				(Deficit)
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, March 2, 2004	-	$-	$-	$-	$-
Shares issued for cash	21,000,000	21,000	58,000		79,000
Development stage net income (loss)				(11,527)	(11,527)
Balances, October 31, 2004	21,000,000	$21,000	$58,000	$(11,527)	$67,473

Development stage net income (loss)				(17,668)	(17,668)
Balances, October 31, 2005	21,000,000	$21,000	$58,000	$(29,195)	$49,805

Development stage net income (loss)				(15,765)	(15,765)
Balances, July 31, 2006	21,000,000	$21,000	$58,000	$(44,960)	$34,040

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements of Cash Flows
(Unaudited)

	Cumulative
	Inception,
	March 2, 2004	Nine Months	Nine Months
	Through	Ended	Ended
	July 31,	July 31,	July 31,
	2006	2006	2005
Cash flows from operating activities:
Net (loss)	$(44,960)	$(15,765)	$(15,029)
Adjustments to reconcile net (loss) to cash
provided (used) by operating activities:
Changes in current assets and liabilities:
Accounts payable and accrued expenses	2,428	(37)	724
Net cash flows from operating activities	(42,532)	(15,802)	(14,305)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	79,000	-	-
Increase in deferred registration costs	(20,657)	(1,419)	(1,238)
Net cash flows from financing activities	58,343	(1,419)	(1,238)
Net cash flows	15,811	(17,221)	(15,543)

Cash and equivalents, beginning of period	-	33,032	51,836
Cash and equivalents, end of period	$15,811	$15,811	$36,293

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Notes to Financial Statements
July 31, 2006
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended October 31, 2005 included in Form SB-2. Operating results for the periods ended July 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending October 31, 2006.

Note 1 – Future operations:

At July 31, 2006, operations have been minimized during the traditionally slow spring/summer season in the oil & gas business. The well log search software, to which we have the exclusive US marketing rights and which is our main asset, is used for geological lead generation in advance of oil & gas prospect determination and these activities usually take place in the fall/winter budget/drilling season.  Additionally, the Company believes it is in the shareholders' best interests to conserve cash until the lengthy OTC Bulletin Board quotation process is complete. Once the OTC Bulletin Board quotation process is complete and we enter the active prospect generation season, we intend to accelerate our business operations. Until then, we expect to incur development stage operating losses and to rely on our officers and directors to perform essential functions without compensation until the business operation can be accelerated. Management believes we have sufficient capital to implement our business plan and to complete a stock offering, and thus will continue as a going concern during this period while the plans are implemented

Note 2 - Federal income tax:

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

The provision for refundable Federal income tax consists of the following:

	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2006	2005
Refundable Federal income tax attributable to:
Current operations	$(5,400)	$(5,000)
Less, Change in valuation allowance	5,400	5,000
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount as of July 31, 2006 is as follows:

LOGSEARCH, INC.
(A development stage enterprise)
Notes to Financial Statements
July 31, 2006
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	July 31,	July 31,
	2006	2006
Deferred tax asset attributable to:
Net operating loss carryover	$15,300	$8,900
Less, Valuation allowance	(15,300)	(8,900)
Net refundable amount	$-	$-

At July 31, 2006, we had an unused net operating loss carryover approximating $44,900 that is available to offset future taxable income; it expires beginning in 2024.

Note 3 – Issuance of shares:

As of July 31, 2006, the Company had issued shares of its $.001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

03/02/04	Shares issued for cash	21,000,000	$.00376	$79,000
	Cumulative Totals	21,000,000		$79,000

We sold 4,000,000 of the 21,000,000 shares for $59,000 in cash to Puroil Technology, Inc., and also issued 4,000,000 warrants in connection therewith. The warrants became effective on February 3, 2006, concurrent with the effective date of the Form SB-2 that we filed with the Securities and Exchange Commission, and expire February 3, 2007. They allow the holder to purchase 1 share of common stock for each 2 warrants tendered, at a price of $0.10 per share. At the time of issuance, the warrants did not have any value, as computed using the Black-Scholes pricing model. Accordingly, no value was assigned to them in the accompanying financial statements. Puroil Technology, Inc. is controlled by our President.

We originally sold 17,000,000 of the 21,000,000 shares for $20,000 in cash to Unitech Energy Corporation, and received a license to market the LeadScan database management and analysis system (without the database) in the United States of America. By virtue of this purchase, Unitech owned approximately 80% of our outstanding shares. Unitech subsequently sold its shares to our President, James Durward on October 27, 2005. Mr. Durward owns approximately 40% of Unitech’s shares. As described in Note 1 to our October 31, 2005 financial statements, no value was assigned to the license.

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

LogSearch has minimized its expenditures during the traditionally slow spring/summer season in the oil&gas industry. The Company’s well log search software is used to generate geological leads that are used as the basis for prospect generation and prospect activities generally take place during the fall/winter budget and drilling season. The Company also chooses to minimize its expenditures as it waits quotation on the OTC Bulletin Board. LogSearch has purposely minimized its expenses during this quotation process as the quotation process is long and the ultimate time frame is unknown and the Company believes that it is in the shareholders best interests to conserve cash during the process. The Company plans to continue to operate under very tight cash control until such time as an OTC Bulletin Board quotation is achieved as the Company believes that it may be impossible to raise additional financing during the quotation achievement process and, although the Company does not believe it requires additional capital at this time, it wants the financing option open to it should the need arise. During this process, the Company believes that its expenses will be less than $500 monthly.

LogSearch's activities during the development stage have included corporate formation, stock issuance, and work on development of operating plans for the commercialization of the LeadScan software system in the United States. LogSearch maintains a web site at http://142.59.159.130/laszip/logsearch. The Company plans to pursue a growth by channel sales model, which is a common computer software industry practice of using specialized software marketing firms that sell and support software written or offered by third parties. As of the date hereof, the Company has not contacted any channel sales companies to assist in the marketing of the LeadScan system and no revenue producing activities have yet commenced. The Company HAS contacted potential sales channels but only in an information gathering capacity to help determine the factors that are the basis for the determination of sales revenue splits between a provider and the sales channel. Management believes that the marketing approach needs to be directly to the end-user to establish as small base of users in order to demonstrate to the potential channel distributors that distribution of the software may present a profitable business opportunity to them. As such, the planned magazine advertising plan that was set out in the prior quarterly filing has been cancelled and a direct “Beta” program has been developed whereby a small number of users (i.e. between 10 and 15) will be offered the software for free in order to achieve initial penetration and feedback. Management believes that this type of marketing will be more cost effective and will allow the Company to achieve a better sale price split ratio with any channel distribution partner.

LogSearch intends to enter into licensing agreements with U.S. oil and gas companies. The initial terms of these proposed license agreements are not known at this time and will not be known until after the Beta program has been completed. LogSearch does not intend to offer consulting services to its potential customers.

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

The ongoing study anticipates personal contact is planned with potential customers. This market study is planned to be comprised of telephone interviews with multiple potential oil and gas company buyers, who will be located via Internet and industry magazine searches. The nature of the study is to determine the general level of interest in the product, desired product features, the level of well log data available to be analyzed by LeadScan at any particular company, and pricing resistance points. The study will also comprise the location and canvassing of potential distributors for LeadScan. Management has determined that this study needs to take place as part of the Beta marketing plan and that it needs to take place in the fall/winter buidget/drilling season which is the traditionally active part of the year for this type of software. Management will conduct this marketing program at no cost to the company other than telephone bills, expected to be less than $500 per month. The software will be downloaded to the Beta user via the internet. The Beta marketing phase is expected to take approximately 3 to 6 months to generate paying customers.

Establishment of pricing models and potential channel distribution partners is planned during the Beta marketing program as set out above.

LeadScan could be sold on a "seat" basis where each user is billed monthly or annually for access to LeadScan or on a "site" basis where the oil and gas company pays a single annual fee for an unlimited number of users of LeadScan. Based on research to date, the Company feels that the software could be sold for between $5000 and $100,000 for a “site” license or $900 for a “seat” (single user) license. Annual maintenance fees could be approximately 20% of the initial sales price. In the case of a channel distribution partner's involvement, the difference is that the channel distribution partner would take a percentage of whatever fees are generated by the sale of LeadScan. We do not know at this time what pricing models and channel distribution costs will be acceptable and the main reason for the Beta marketing program is to determine this.

Once the Beta program has achieved initial penetration, the Company will pursue potential channel distributors for further market penetration. The Company cannot accurately predict the timing of this desired arrangement.

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

Not applicable

The following information is an itemization of all expenses incurred in relation to the offering from the effective date of the registration statement:

Expense	Amount of Expense	Direct or indirect payments to Directors, Officers, Affiliates or Persons Holding more than 10% of the shares of LogSearch, Inc.	Direct or Indirect Payments to others
Professional Fees	$20,657.00	$0.00	$20,657.00
Other General & Administrative Expenses	$ 0.00	$0.00	$0.00

There were no direct or indirect payments to Directors, Officers, Affiliated or Persons Holding more than 10% of the shares of LogSearch, Inc.

There are no net proceeds to LogSearch, Inc. from the distribution under the registration statement as at July 31, 2006.

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

Date: September 13, 2006

By:  /s/ James Durward

Name:  James Durward

Title:  President, CFO, Treasurer, Chief Accounting Officer and Director