Form 10QSB/A
period 2006-07-31
LogSearch, Inc.
filed 2006-10-06
CIK 1288837

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

AMENDMENT NO. 1

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

Yes   X       No

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

Date: October 6, 2006

By:  /s/ James Durward

Name:  James Durward

Title:   President, CFO, Treasurer, Chief Accounting Officer and Director