Form 10KSB
period 2006-10-31
LogSearch, Inc.
filed 2006-12-29
CIK 1288837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 -------------------------

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: October 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934
For the transition period from	to

Commission file number: 333-115053

LOGSEARCH, INC.

(Name of small business issuer in its charter)

Nevada	09-0420135
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or other organization)

3632-13 St SW, Calgary, Alberta, T2T 3R1
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:		403-689-3901

Securities registered pursuant	to Section 12(b) of the Exchange Act: None
Securities registered pursuant	to Section 12(g) of the Act:

Title of each class:		Name of Exchange on which registered:
No Par Value Common Stock		None

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such stock as of October 31, 2006: $210,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: None.

PART I

Unless otherwise indicated, the “Company” and “LogSearch” are used in this report to refer to the LogSearch, Inc., a Nevada corporation.

ITEM I. DESCRIPTION OF BUSINESS.

Summary

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

Recent increases in oil and gas prices have kept the oil and gas software market very active, and we believe, based on our subjective observations of the U.S. oil and gas market, that exploration and production companies in the U.S. may, in the near future, become increasingly dependent on third-party technology and information services to support their ongoing exploration activities. We believe, based on our subjective observations of the U.S. oil and gas market, which the recent increased oil and gas industry profitability in the U.S., propelled by recent increases in oil and gas prices, may be creating a corresponding emphasis on operational efficiency and we believe that this may create a continuing demand for efficiency-based software, such as LeadScan.

Review of 2006

LogSearch has minimized its expenditures during the traditionally slow spring/summer season in the oil and gas industry. The Company’s well log search software is used to generate geological leads that are used as the basis for prospect generation and prospect activities which generally take place during the fall/winter budget and drilling season. The Company also chooses to minimize its expenditures during the sales development process. During this process, the Company believes that its expenses will be less than $500 monthly.

LogSearch's activities during the development stage have included corporate formation, stock issuance, and work on development of operating plans for the commercialization of the LeadScan software system in the United States. LogSearch maintains a web site at http://142.59.159.130/laszip/logsearch.

The Company plans to pursue a growth by channel sales model, which is a common computer software industry practice of using specialized software marketing firms that sell and support software written or offered by third parties. As of the date hereof, the Company has not contacted any channel sales companies to assist in the marketing of the LeadScan system and no revenue producing activities have yet commenced. The Company has contacted potential sales channels but only in an information gathering capacity to help determine the factors that are the basis for the determination of sales revenue splits between a provider and the sales channel. Management now believes that the marketing approach needs to be directly to the end-user to establish a small base of users in order to demonstrate to the potential channel distributors that distribution of the software may present a profitable business opportunity. As such, the magazine advertising plan that was set out in prior quarterly filings has been cancelled and a direct “Beta” program has been developed whereby a small number of users (i.e. between 10 and 15) will be offered the software for free in order to achieve initial penetration and feedback. Management believes that this type of marketing will be more cost effective and will allow the Company to achieve a better sales price split ratio with any channel distribution partner. To date no copies of the software have been distributed.

LogSearch intends to enter into licensing agreements with United States oil and gas companies. The initial terms of these proposed license agreements are not known at this time and will not be known until after the Beta program has been completed. LogSearch does not intend to offer consulting services to its potential customers.

A market study was conducted during March and April of 2006 and is ongoing. This market study was/is conducted by our President, using telephonic and Internet means, and has determined a number of potential purchasers of our system. Potential distributors are to be identified in a second study as set out below. Estimated cost for this survey is $1,000 and funds will come from our current cash balance.

The ongoing study anticipates personal contact and is planned with potential customers. This market study will be comprised of telephone interviews with multiple potential oil and gas company buyers, who will be located via Internet and industry magazine searches. The purpose of the study is to determine general interest in the product, desired product features, the level of well log data available to be analyzed by LeadScan at any particular company, and pricing resistance points. The study will also comprise the location and canvassing of potential distributors for LeadScan. Management has determined that this study needs to take place as part of the Beta marketing plan during the fall/winter budget/drilling season which is the traditionally active part of the year for this type of software. Management will conduct this marketing program at no cost to the company other than telephone bills, which are expected to be less than $500 per month. The software is expected to be downloaded to the Beta user via the internet. The Beta marketing phase is expected to generate paying customers within three to six months.

Establishment of pricing models and potential channel distribution partners is planned during the Beta marketing program as set out above.

LeadScan could be sold on a "seat" basis where each user is billed monthly or annually for access to LeadScan or on a "site" basis where the oil and gas company pays a single annual fee for an unlimited number of users of LeadScan. Based on research to date, the Company feels that the software could be sold for between $5,000 and $100,000 for a “site” license or $900 for a “seat” (single user) license. Annual maintenance fees could be approximately 20% of the initial sales price. In the case of a channel distribution partner's involvement, the channel distribution partner would take a percentage of whatever fees are generated by the sale of LeadScan. The Beta marketing program’s primary function is to determine what pricing models and channel distribution costs will be acceptable.

Once the Beta program has achieved initial penetration, the Company plans to pursue potential channel distributors for further market penetration. The Company cannot accurately predict the timing of this desired arrangement. If these objectives are met, then LogSearch may be able to generate revenues and operate profitably without raising further equity. There can be no assurance we will achieve any of these objectives.

We believe LogSearch may have insufficient cash resources to operate at the present level of operations and expenditures for the next twelve (12) months. Our general operating costs are expected to be less than $1,000 monthly and are not expected to exceed this level within the next twelve (12) months. We also expect to be able to generate some revenues during the next twelve (12) months as we complete our marketing studies and advertising and sales programs. However, we cannot at this time determine what those revenues may be. Depending upon a variety of factors that may affect our business plan and proposed operations, we may seek additional capital in the future, either through debt, equity or a combination of both. LogSearch may also need to raise additional capital if LogSearch desires to acquire another company and the other company's shareholders demand cash for their shares. While LogSearch management will always consider merger and/or acquisition candidates to grow LogSearch for the benefit of its shareholders, there are currently no merger and/or acquisition transactions in place. Our business plan is not specifically to engage in a merger and/or acquisition with another company, but it is possible that LogSearch may engage in such transactions in the future.

We do not expect to undertake any research and development for the next twelve (12) months of operations.

We do not have any plans to purchase or sell any significant equipment over the next twelve (12) months of operations.

We do not presently have plans to hire any employees over the next twelve (12) months of operations. LogSearch plans to operate using contract employees rather than salaried employees so that overhead is kept to a minimum. As of the date of this report, LogSearch operations are carried out by two part-time employees, its President and Director James Durward, and Darryl Cozac, the other LogSearch Director. There are no full-time employees. There has been no salary or compensation paid or accrued and there are no plans to pay or accrue any compensation until such time as LogSearch has sufficient capital and/or revenues to do so. The market studies, channel negotiations, and financing or acquisition activities are to be performed by Mr. Durward. LogSearch plans to hire a part-time office manager as cash becomes available. All other activities are carried out by the officers and directors who currently provide, and may continue to provide their services for no compensation until such time as LogSearch can afford to pay for their services. There is no compensation accrual or back pay allowance, and none is contemplated in the immediate future.

Outlook

During the fiscal year ending October 31, 2007, the Company’s efforts will continue to be directed toward development of new licenses and arranging additional financing, if required. This will include:

a)	further efforts at distributing software directly to end-users;

b)	developing channel distribution arrangements with distributors; and

c)	contacting potential financiers regarding additional equity infusion(s).

On December 8, 2006, the Company clarified its arrangement with Unitech, its former parent company and controlling shareholder. The clarification provides that LogSearch is responsible for all installation, support, service, and enhancement costs to the software. These costs remain unknown at this time, but could be substantial. For LogSearch to establish support and service operations, additional space and personnel would likely be required and funding for this expansion, if it occurs, may require the issuance of additional equity. We do not know at this time how much equity may be required or how many shares would need to be issued to attract such equity. There are no royalties paid to Unitech by LogSearch and the software rights will revert back to Unitech in the event that the Company decides to abandon commercialization efforts regarding the software.

Company management is not aware of any commercially available software that directly competes with its software. The Company routinely searches for competing products via internet searches and magazine reviews.

The Company has no patents, copyrights, or any other intellectual property other that its distribution rights agreement with Unitech.

The Industry and the Registrant’s Competition Current market size and target market

Management of LogSearch, through its own market research conducted by its president, has determined there are approximately one hundred (100) oil and gas companies in the United States that constitute the primary and likely potential users of the LeadScan system in the United States, and we initially intend to focus our marketing efforts on these companies. This approach is based on our belief that these one hundred (100) companies are of sufficient size to possess, or have direct access to, a digital well log database that could be used as feedstock to the LeadScan system. Feedstock is the term used to describe the database upon which the LeadScan system performs its searches. Someone with access to a digital well log database could load that database into LeadScan and these companies would then use LeadScan to search their digital well log databases in an attempt to find oil and gas in the United States. They would load their digital well log data into LeadScan at their own premises and then enter the desired search parameters. The secondary marketing targets would purchase digital well log data from well log data vendors and use it in the same manner as the primary targets. It is anticipated that LogSearch will seek to sell the LeadScan system to those one hundred (100) large corporations for up to $100,000 per year for a full site license. "Full site" means that the software pricing is not based on any particular number of users, and an unlimited number of users at any given geographic location can use the software. Secondary marketing targets are those estimated 1,000-plus companies engaged in the oil and gas business in the United States which have access to digital well log data from the various digital well log data vendors. These are generally smaller companies that would likely have fewer users, and consequently, would probably pay less for site licenses. Pricing for these smaller companies is expected to range from $5,000-$10,000 per year for a full site license. However, final pricing and market penetration models and plans have not yet been fully developed at this time and more market research will be needed to make this determination.

Current market conditions and observations

Recent increases in oil and gas prices have kept the oil and gas software market very active, and we believe, based on our subjective observations of the United States oil and gas market, that exploration and production companies in the United States may, in the near future, become increasingly dependent on third-party technology and information services to support their ongoing exploration activities. We believe, based on our subjective observations of the United States oil and gas market, that the recent increased oil and gas industry profitability in the United States, propelled by recent increases in oil and gas prices, may be creating a corresponding emphasis on operational efficiency that may create a continuing demand for efficiency-based software such as LeadScan.

Competition

Our management believes that there are currently no other large-scale automated or computerized geological search systems. This belief is based on Internet searches, magazine reviews, and telephone calls made by our President. However, management believes that other participants may be well positioned to enter into the marketplace which could negatively affect the Company’s business, possibly resulting in the termination of the Company’s operations (see below).

LogSearch plans to compete based on price and product features.

Manual lead generation methods, supported by images and image viewers, currently offered by competing service providers in the United States, such as Riley's Electric Log/A2D, MJ Systems and IHS Energy, are the only systems currently available and used in the oil and gas industry in the United States. One of these companies (Log/A2D) currently has developed a digital well log database that could be used as feedstock for automated searches, but LogSearch is not aware of any software development by this company that would directly compete with LeadScan software. However, if A2D decided to enter the market, such an entry could be very damaging to LogSearch, even to the point of forcing LogSearch to terminate its business altogether.

LogSearch does not need to obtain any governmental or regulatory licenses or approvals for its products and LogSearch believes that there are no probable governmental or regulatory licenses or approvals required for its products.

ITEM 2: DESCRIPTION OF PROPERTY.

LogSearch has no property or equipment and is provided space by its President at no charge. There are no plans to change this arrangement until such time as the Company has cash flow available for this purpose.

ITEM 3: LEGAL PROCEEDINGS.

At the date of this report, there are no known legal proceedings pending or threatened against LogSearch or against any director or officer of the Company in their capacity as such.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2006.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information: The Company’s common stock is quoted on the OTC bulletin board under the symbol “LGSE” and is traded over-the-counter. As the initial quotation date was October 25, 2006, and no trades occurred prior to the Company’s October 31, 2006 year end, there have been no trades reportable in the last two years.

Dividends: The Company has never paid dividends and its earnings have not warranted such payment. However, it should be anticipated that, should the Company experience earnings that might otherwise warrant the payment of dividends, the possible future business development needs of the Company could result in no dividends being paid in the foreseeable future.

Shareholders: At October 31, 2006, the Company had approximately eighty-four (84) shareholders of record.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Plan of Operation should be read in connection with the Company’s financial statements and notes hereto. Information discussed herein, as well as this Annual Report on Form 10-KSB, includes forward-looking statements or opinions regarding future events or the future financial performance of the Company, and is subject to a number of risks and other factors which could cause the actual results to differ materially from those contained in the forward looking statements. These factors include general business and economic conditions; customer acceptance of anticipated products which may be produced from plants using the Company’s licensees to obtain financing for such plants; the ability of any additional plants, if financed, in this Form 10-KSB or as listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

Plan of Operation

General

As described above under Item 1, the Company’s objectives and primary activities relate to marketing the LeadScan software to oil and gas companies in the United States. The focus of efforts during the next twelve (12) months will be the establishment of the beta test market penetration program and the location of potential channel distributors. Additionally, the Company plans to attempt to locate potential financiers for any needed equity infusions, if required. The Company is aware of the risk that a competitor could enter the market that is better financed and who already has customers in the oil and gas business.

Next Twelve Months

The objectives of the Company have not changed and LogSearch believes it has an opportunity to license its software over the next twelve (12) months. The key elements required to accomplish this objective are as follows:

a)	further efforts at distributing software directly to end-users;

b)	developing channel distribution arrangements with distributors; and

c)	contacting potential financiers regarding additional equity infusion(s).

Financial Condition and Cash Requirements

The Company’s cash position decreased from $33,032.00 to $14,460.00 from October 31, 2005 to October 31, 2006. During fiscal year 2006, the Company sold no shares of its common stock and no common stock purchase warrants were exercised. If licensing fees do not materialize, it will be necessary for the Company to raise additional funds through private placements (or a joint venture or similar arrangement) in order to continue with its business. Based upon prior experience, the Company believes it may not have sufficient financial reserves for the next twelve (12) months and may, as a result, have to issue additional equity or debt within the next twelve months. The Company has no significant debt.

The Company’s net loss was $34,766 for fiscal year 2006, compared to $17,668 for fiscal year 2005, and were primarily a result of Company’s efforts to complete a Registration Statement and conduct its formative activities. The 2006 net loss includes a non-cash charge of $15,000 for services contributed by officers. There was no revenue from operations during the 2006 or 2005 fiscal year. As conditions warrant, the Company will take actions to reduce cash administrative expenses to the extent practicable, including issuance of stock and notes payable for use in the payment of expenses. At present, the Company does not expect to spend any significant amount of money for equipment during the next twelve (12) months nor does it expect to significantly increase its number of employees. These factors could change if licensing fees materialize during such twelve (12) month period.

Research and Development

The Company does not have any plans to conduct research or development during the next twelve (12) months.

ITEM 7: FINANCIAL STATEMENTS

The required financial statements are provided at the end of this Annual Report starting on Page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company currently has no reportable changes in or disagreements with accountants regarding any of its accounting or financial disclosures.

ITEM 8A: CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO, Treasurer and Chief Financial Officer, Mr. James Durward, to allow timely decisions regarding required disclosure.

     We carried out an evaluation, under the supervision and with the participation of Mr. Durward, as CEO, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report. Based upon the foregoing, Mr. Durward concluded that our disclosure controls and procedures are effective.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of the Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below is acting on behalf of, or at the direction of, any other person.

Information as to the Executive Officers and Directors of the Company and their ages are as follows:

Name	Age	Position	Date Elected

James Durward	52	Director, President, Treasurer	March 2, 2004
Suite 1250, 520-5th Ave. SW		and CFO	(Inception)
Calgary, Alberta T2P 3R7

Darryl Cozac	39	Director, Secretary	March 2, 2004
Suite 1250, 520-5th Ave. SW			(Inception)
Calgary, Alberta T2P 3R7

Mr. Durward devotes approximately sixty percent (60%) of his time to the combined businesses of Unitech and LogSearch, Inc.

There is no contractually specified allocation of his time to LogSearch and Mr. Durward allocates his time to LogSearch, at his sole discretion, on an "as needed-when needed" basis. Mr. Durward estimates that he may spend up to ten (10) hours per week on LogSearch affairs, but this time will vary depending on the Company's requirements and workload at any given time.

The remainder of his time will be devoted to his other business interests, as set out below. Mr. Durward regularly works seventy (70) to eighty (80) hours per week and devotes approximately forty-five (45) hours a week to Unitech and affiliated companies business so he considers himself a full-time employee.

James Durward – President and member of the Board of Directors

Mr. Durward has served as President and director of LogSearch since its incorporation in March 2004. Mr. Durward is also the president, since October, 1999 of Unitech Energy Resources Inc., an Alberta corporation and LogSearch’s former parent company. From September 1996 to September 1999, Mr. Durward was President and CEO of International Datashare Corporation ("IDC"), a company previously listed on the Toronto Stock Exchange, which merged into Divestco Inc., a Toronto Stock Exchange company trading under the symbol “DVT”. IDC specialized in the creation of oil and gas databases and data analysis software. In 1992, Mr. Durward was a founder and head of Business Development at Virtual Universe Corporation, a Company specializing in graphical multi-user, real-time network applications. In 1996, Mr. Durward consulted in the structuring of Net:X America Inc., an Oregon corporation developing a stock trading platform, and that company's subsequent quotation on the NASD OTC Bulletin

Board. Mr. Durward is also the President and a Director of Emission Differentials Ltd., a company developing an emissions trading business and serves as a Director of Panoshan Marketing Corp., a company involved in marketing technical products. Mr. Durward is also the President of Puroil Technology Inc., a venture capital company involved in the formation and financing of startup companies. Mr. Durward is a high school graduate.

Darryl Cozac – Secretary and member of the Board of Directors

Mr. Cozac has served as Secretary, Director and Technical Sales Manager since the Company's formation on March 2, 2004. Mr. Cozac is a certified engineering technologist (Alberta Society of Engineering Technologists) and has ten (10) years experience in the petroleum data and software industry. Mr. Cozac is also the contract technical services manager for Unitech. Prior to joining the Company, Mr. Cozac had been managing an oilfield service company in the southern Alberta area. From May, 1993 to September, 1999, Mr. Cozac was a member of the technical sales group of International Datashare Corporation and between 1988 and 1992, was a geological technologist with Esso Resources Ltd. Mr. Cozac's past geoscience experience is relevant to the Company's plans as described herein.

Mr. Cozac has no contractually specified allocation of his time to LogSearch and Mr. Cozac allocates his time to LogSearch at Mr. Durward's sole discretion, on an "as needed-when needed" basis. Mr. Durward estimates that Mr. Cozac may spend up to fifteen (15) hours per week on LogSearch affairs, but that this time will vary depending on the Company's workload at any given time.

The Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

Each of the foregoing persons may be deemed a "promoter" and "parent" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933, as amended.

Significant Employees

Other than the officers of the Company, there are no employees who are expected to make a significant contribution to our corporation.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

ITEM 10. EXECUTIVE COMPENSATION

At present, LogSearch is operated by its Executive Officers and Directors at no compensation and no compensation has been paid or accrued to date. No Executive Officer or Director is expected to be paid in excess of $50,000 within the next twelve (12) months.

There are currently no employment contracts with any Officers or Directors of the Company.

LogSearch has no pension or profit sharing plan. LogSearch may change or increase salaries as profits and cash flow allow; however, there are no present plans to do so.

Options

There are no options currently outstanding.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following table sets forth, as of October 31, 2006, the name, address and number of shares owned directly or beneficially by persons who own five percent (5%) or more of the Company's common stock.

Shareholder	Shares		Percent of total issued(1)

Darryl Cozac		800	-0-%

James Durward(2)		17,550,400	83.6%
Suite 1250, 520-5th Ave. SW
Calgary, Alberta T2P 3R7

All Executive Officers		17,551,200	83.6%
and Directors as a
Group

Puroil Technology Inc.		1,000,000	4.8%
Suite 1250, 520-5th. Ave. SW
Calgary, Alberta, T2P 3R7

(1)	Based on 21,000,000 shares issued and outstanding on October 31, 2006.

(2)	Mr. Durward owns 550,400 shares of LogSearch in his own name. Mr. Durward is also an officer, director and majority shareholder of Puroil Technology Inc., and some of the shareholdings reported for him are held by him indirectly by virtue of his direct holdings in this company. Mr. Durward directly owns 91.7% of Puroil Technology Inc. and is in a position to control this company. By virtue of his direct and indirect holdings, Mr. Durward controls our company, as well as Puroil.

Mr. Durward, by virtue of his status as the controlling shareholder of Puroil Technology Inc., holds sole voting and dispositive control over the LogSearch shares held of record by Puroil.

There are currently no arrangements, which would result in a change in control of the Company.

Our company President, principal stockholder and Director, James Durward, currently, beneficially owns or controls a majority of the Company’s common stock. Therefore, he has significant influence over all matters requiring approval by our stockholders, and will not require the approval of the minority stockholders in order to take any action. In addition, Mr. Durward will be able to elect all of the Directors.

Darryl Cozac, our other Director hold and controls 800 of our shares.

Shares Eligible for Future Sale

In general, under Rule 144, as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding any sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three (3) months preceding any sale.

The 17,000,000 outstanding restricted securities held by James Durward, the principal and controlling shareholder of the company, and the 1,000,000 outstanding restricted securities held by Puroil, due to the fact that Mr. Durward is considered an underwriter under the securities laws, must be sold pursuant to an effective registration statement. In addition, Puroil also owns 1,000,000 Warrants to purchase and an additional 500,000 shares of restricted common stock at $.10 per share, which restricted common stock may only be sold pursuant to an effective registration statement.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the past two years, transactions in which a director or executive officer or nominee for election as a director, or any member of the immediate family of any director or executive officer of LogSearch had, or is to have a direct or indirect material interest, are as follows:

On March 2, 2004, LogSearch issued 17,000,000 shares of LogSearch common stock to Unitech Energy Corp., an Alberta corporation, as full consideration for US$20,000, plus the grant of a Commercialization Agreement, which provides LogSearch the right to market Unitech's LeadScan system in the United States. Puroil Technology is the controlling shareholder of Unitech Energy Corp., a Nevada corporation, with approximately 40.8% of its shares. Unitech’s Alberta subsidiary, also named Unitech Energy Corp., has received and sold the 17,000,000 LogSearch shares, representing approximately 80.5% of LogSearch's issued and outstanding shares, to Mr. Durward, which means that Mr. Durward, through his ownership, has control over 88.34% of the total issued and outstanding shares of LogSearch. Mr. Durward paid $20,000 in total consideration for the 17,000,000 shares of LogSearch.

After formation on March 2, 2004, LogSearch subsequently sold 4,000,000 Units to Puroil for $0.015 per Unit, for a total of US$59,000.

Mr. Durward is the controlling shareholder of Puroil and will, based on his ownership of Puroil shares, receive 550,400 Units, as a dividend, representing approximately 18.3% from this distribution.

All of the above-referenced securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. Except for Mr. Durward, all shareholders continue to be subject to Rule 144 of the Securities Act of 1933. Log Search qualified for an exemption from registration under Rule 504 in both of these issuances since it is not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, is not an investment company, it had a specific business plan at the time it sold the securities, it was not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933. Neither LogSearch nor any person acting on its behalf offered or sold any of the securities by any form of general solicitation or general advertising. The securities sold are restricted shares; the purchasers were informed that the securities cannot be resold without the securities being registered under the Securities Act of 1933 or an exemption thereto. LogSearch exercised reasonable care to assure that the purchases were not underwritten within the meaning of section 2(a) (11) of the Securities Act of 1933, including, but not limited to, the placement of a restrictive legend on the certificates representing the shares and the aggregate offering price being less than $1,000,000.

As a result of these transactions, Mr. Durward is considered a "promoter", as that term is defined in Rule 405 of the Securities Act of 1933 as he was directly involved in the founding and organizing of LogSearch, the registrant and issuer of securities involved in this registration, and owns indirectly more than ten percent (10%) of the total issued and outstanding shares of Common Stock of LogSearch.

Puroil is an affiliate of all companies it has financed because it has purchased over ten percent (10%) of the funded company's shares. It purchases its share position in each company with new cash through a private placement transaction.

There are no agreements with anyone to invest or promote beyond what is disclosed in this prospectus. Puroil does not "allocate funds" amongst companies in which it invests and each such company has a separate class of preferred shares and new cash. Mr. Durward's time is allocated among the various companies Puroil invests in and he determines this allocation, at his sole discretion.

There are no promoters being used in relation to this offering. No person who may, in the future, be considered a promoter of this offering, will receive or expect to receive assets, services or other consideration from us. No assets will be, nor are expected to be, acquired from any promoter on behalf of our company. We have not entered into any agreements that require disclosure to our shareholders.

Puroil has no commitment to provide further capital to LogSearch and LogSearch is free to seek capital from sources other than Puroil.

ITEM 13: EXHIBITS

Exhibit Number	Exhibit Description

1*	Articles of Incorporation

2*	Bylaws

3**	Commercialization Agreement

31.1	Section 302 Certification – Chief Executive Officer, Treasurer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –
Chief Executive Officer, Treasurer

*	Previously filed with original SB-2 filing, on April 30, 2004.

**	As amended on December 8, 2006.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Bateman & Co., Inc., P.C. Independent Registered Public Accounting Firm (2006 fiscal year) for the audit of our annual financial statements and review of financial statements included in our Form 10-QKSB and services normally provided such firms in connection with statutory and regulatory filings or engagements were $4,500 for 2006 and $4,538 for the 2005 fiscal year.

Audit-Related Fees

The aggregate fees billed for audit related services rendered by Bateman & Co., Inc., P.C. Independent Registered Public Accounting Firm for the fiscal year ended 2006 were $8,437.50 and $7,710 for the 2005 fiscal year.

Tax Fees

The aggregate fees billed for tax compliance, tax advice, and tax planning rendered by Bateman & Co., Inc., P.C. Independent Registered Public Accounting Firm for the fiscal year ended 2006 were $880.75 and $52.50 for the 2005 fiscal year.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Corporation caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2006.

LOGSEARCH INC.

By:/s/ JAMES DURWARD Name: James Durward Title: CEO, principal executive officer, principal financial officer and principal accounting officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of LogSearch Inc. and in the capacities and on the dates indicated:

December 22, 2006

/s/ JAMES DURWARD James Durward

CEO, Treasurer and member of the Board of Directors

/s/ DARYL COZAC Daryl Cozac Secretary and member of the Board of Directors

LOGSEARCH, INC.
(A development stage enterprise)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet:	F-3
October 31, 2006

Statements of Operations:	F-4
For the year ended October 31, 2006
For the year ended October 31, 2005
Cumulative, for the period from inception, March 2, 2004, through October 31, 2006

Statements of Stockholders' Equity:	F-5
For the period from inception, March 2, 2004, through October 31, 2006

Statements of Cash Flows:	F-6
For the year ended October 31, 2006
For the year ended October 31, 2005
Cumulative, for the period from inception, March 2, 2004, through October 31, 2006

Notes to Financial Statements:	F-7
October 31, 2006 and 2005

F-1

Bateman & Co., Inc., P.C. Certified Public Accountants

5 Briardale Court Houston, Texas 77027-2904 (713) 552-9800 FAX (713) 552-9700 www.batemanhouston.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders Of LogSearch, Inc.

We have audited the accompanying balance sheet of LogSearch, Inc., (a Nevada corporation and a development stage enterprise) as of October 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the each of the two years in the period ended October 31, 2006, and for the period from inception, March 2, 2004, through October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LogSearch, Inc. (a development stage enterprise) as of October 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2006, and for the period from inception, March 2, 2004, through October 31, 2006, in conformity with U.S. generally accepted accounting principles.

BATEMAN & CO., INC., P.C.

Houston, Texas December 19, 2006

F-2

Member

INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS Offices in Principal Cities Around The World

LOGSEARCH, INC.
(A development stage enterprise)
Balance Sheet

October 31,
2006

ASSETS
Current assets:
Cash	$ 14,460

Total current assets	14,460

Other assets:
Deferred registration costs	19,259

Total other assets	19,259

Total assets	$ 33,719

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 3,680

Total current liabilities	3,680

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 authorized,
21,000,000 shares issued and outstanding	21,000
Capital in excess of par value	73,000
Deficit accumulated during the development stage	(63,961)

Total stockholders' equity	30,039

Total liabilities and stockholders' equity	$ 33,719

The accompanying notes are an integral part of these statements.

		LOGSEARCH, INC.
		(A development stage enterprise)
		Statements of Operations

	Cumulative,
	Inception,
	March 2, 2004,
	Through	Year Ended	Year Ended
	October 31,	October 31,	October 31,
	2006	2006	2005

Revenues	$ -	$ -	$ -

General and administrative expenses:
Professional fees	41,682	18,572	17,009
Services contributed by officers and managers	15,000	15,000	-
Other general and administrative expenses	7,813	1,320	911

Total operating expenses	64,495	34,892	17,920

(Loss) from operations	(64,495)	(34,892)	(17,920)

Other income (expense):
Interest income	534	126	252

(Loss) before taxes	(63,961)	(34,766)	(17,668)

Provision (credit) for taxes on income:	-	-	-

Net (loss)	$ (63,961)	$ (34,766)	$ (17,668)

Basic earnings (loss) per common share		$ (0.00)	$ (0.00)

Weighted average number of shares outstanding		21,000,000	21,000,000

F-4

The accompanying notes are an integral part of these statements.

			LOGSEARCH, INC.
			(A development stage enterprise)
			Statements of Stockholders' Equity

				(Deficit)
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, March 2, 2004	-	$ -	$ -	$ -	$ -
Shares issued for cash	21,000,000	21,000	58,000		79,000
Development stage net (loss)				(11,527)	(11,527)

Balances, October 31, 2004	21,000,000	21,000	58,000	(11,527)	67,473

Development stage net (loss)				(17,668)	(17,668)

Balances, October 31, 2005	21,000,000	21,000	58,000	(29,195)	49,805

Services contributed by officers and
managers for which no stock was issued			15,000		15,000
Development stage net (loss)				(34,766)	(34,766)

Balances, October 31, 2006	21,000,000	$ 21,000	$ 73,000	$ (63,961)	$ 30,039

The accompanying notes are an integral part of these statements.

		LOGSEARCH, INC.
		(A development stage enterprise)
		Statements of Cash Flows

	Cumulative,
	Inception,
	March 2, 2004,
	Through	Year Ended	Year Ended
	October 31,	October 31,	October 31,
	2006	2006	2005

Cash flows from operating activities:
Net (loss)	$ (63,961)	$ (34,766)	$ (17,668)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Services contributed by officers and managers	15,000	15,000	-
Changes in current assets and liabilities:
Accounts payable and accrued expenses	3,680	1,215	102

Net cash flows from operating activities	(45,281)	(18,551)	(17,566)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	79,000	-	-
Increase in deferred registration costs	(19,259)	(21)	(1,238)

Net cash flows from financing activities	59,741	(21)	(1,238)

Net cash flows	14,460	(18,572)	(18,804)

Cash and equivalents, beginning of period	-	33,032	51,836

Cash and equivalents, end of period	$ 14,460	$ 14,460	$ 33,032

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

F-6

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.

(A development stage enterprise) Notes to Financial Statements October 31, 2006 and 2005

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of our organization and significant accounting policies:

Organization and nature of business – LogSearch, Inc. (identified in these footnotes as “we,” or the Company) is a Nevada corporation incorporated on March 2, 2004. We are currently based in Calgary, Alberta, Canada, but we intend to operate primarily in the U.S. We intend to use October 31 as a fiscal year for financial reporting purposes.

Until October 27, 2005, we were majority owned by Unitech Energy Corp. (a Canadian corporation) of Calgary, Alberta, Canada. On October 27, 2005, Unitech sold its shares to James Durward, its President. Therefore, after October 27, 2005, James Durward owns 17,000,000 of our 21,000,000 outstanding shares.

Unitech owns a large digital well log database, as well as a proprietary database management and analysis system. The combined system is known as LeadScan. We have been granted a license to commercialize the database management and analysis system (without the database) in the United States of America.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We engaged a consulting firm affiliated with our attorney to assist us in registering securities for trading by filing Form SB-2 with the U.S. Securities and Exchange Commission and by applying for a listing on the OTC Bulletin Board. The Form SB-2 filed with SEC became effective on February 2, 2006, and the OTC Bulletin Board Listing became effective October 25, 2006. We are now exploring sources of capital. In the current development stage, we anticipate incurring operating losses as we implement our business plan.

Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash, receivables, and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

LOGSEARCH, INC.

(A development stage enterprise) Notes to Financial Statements October 31, 2006 and 2005

Software license – We issued 17,000,000 shares of our common stock in exchange for $20,000 cash and a license to commercialize the LeadScan database management and analysis system (without the database) in the United States of America. SEC rules dictate that transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering should be recorded at the transferors' historical cost basis determined under generally accepted accounting principles. Since the shareholders had no cost basis in the license, no value was recorded for it.

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statement of Financial Accounting Standards number 109 Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted FASB Statement Number 128, Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Because we experienced an operating loss during the period, the calculation of diluted earnings per share did not include the warrants described in Note 5 below, as the calculation would have been antidilutive.

Note 2 – Future operations:

At October 31, 2006, we were not currently engaged in an operating business and expect to incur development stage operating losses until operations commence, and for a period of time thereafter. We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced. Management believes we have access to sufficient capital to implement our business plan and to obtain additional equity or debt financing (see Note 3 below), and thus will continue as a going concern during this period while the plans are implemented.

Note 3 – Commitments:

We engaged a consulting firm affiliated with our attorney to assist us in registering securities for trading by filing Form SB-2 with the U.S. Securities and Exchange Commission and by applying for a listing on the OTC Bulletin Board. The Form SB-2 filed with SEC became effective on February 2, 2006, and the OTC Bulletin Board Listing became effective October 25, 2006. We believe that doing this will enable us to raise the capital necessary to implement our business plan. The consulting firm performed the services necessary to file Form SB-2 for a flat fee, which is included in Deferred registration costs in the accompanying balance sheet.

LOGSEARCH, INC.

(A development stage enterprise) Notes to Financial Statements October 31, 2006 and 2005

In addition, we agreed to pay an additional $3,000 and 25,000 shares of our common stock if the consulting firm places the Company with a market maker for filing of Form 211, when the Form 211 is approved. All cash amounts due the attorney or his consulting firm have been paid. One of the Company’s unaffiliated shareholders has agreed to transfer 25,000 shares to the consulting firm to satisfy this requirement and to release the Company from this obligation. The shareholder will not receive any compensation for the 25,000 shares, and is doing this to assist the Company. The transfer is expected to take place after October 31, 2006.

We previously paid another attorney $15,000 for services related to our registration statement. Those costs are also included in Deferred registration costs.

These costs will be deferred until the stock offering is completed, at which time they will be charged against the proceeds of the stock offering.

Note 4 - Federal income tax:

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

The provision for refundable Federal income tax consists of the following:

	Year	Year
	Ended	Ended
	October 31,	October 31,
	2006	2005

Refundable Federal income tax attributable to:
Current operations	$(11,800)	$(6,000)
Nondeductible expenses	5,100	-
Change in deferred tax valuation allowance	6,700	6,000

Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31,	October 31,
	2006	2005

Deferred tax asset attributable to:
Net operating loss carryover	$16,600	$9,900
Less, Valuation allowance	(16,600)	(9,900)

Net deferred tax asset	-	-

LOGSEARCH, INC.

(A development stage enterprise) Notes to Financial Statements October 31, 2006 and 2005

At October 31, 2006, we had an unused net operating loss carryover approximating $48,900 that is available to offset future taxable income; it expires beginning in 2024.

Note 5 – Issuance of shares:

As of October 31, 200, the Company had issued shares of its $.001 par value common stock as follows:

			Price Per
Date	Description	Shares	Share	Amount

03/02/04	Shares issued for cash	21,000,000	$.00376	$79,000

03/31/04	Cumulative Totals	21,000,000		$79,000

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

As described in our Form SB-2, Puroil distributed 3,000,000 units to its shareholders immediately after the effective date of the Form SB-2. Each unit consisted of 1 share and 1 share warrant exercisable into one-half of a share of common stock at a price of $0.10 per share. Puroil retained 1,000,000 units.

We sold 17,000,000 of the 21,000,000 shares for $20,000 in cash to Unitech Energy Corporation, and received a license to market the LeadScan database management and analysis system (without the database) in the United States of America. By virtue of this purchase, Unitech originally owned approximately 80% of our outstanding shares. As explained in Note 1 above, Unitech subsequently sold its shares to our President, James Durward on October 27, 2005. Mr. Durward owns approximately 40% of Unitech’s shares. As described in Note 1 above, no value was assigned to the license.

Note 6 - New accounting pronouncements:

In December 2004, FASB Statement Number 123, Share-Based Payment, was revised. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Previously, the intrinsic value method could be used for such awards. The effect of the pronouncement on our financial statements has not been determined. If we issue additional stock options in the future, we will be required to follow this pronouncement.

The following recent accounting pronouncements:

FASB Statements

Number 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,

Number 146, Accounting for Costs Associated with Exit or Disposal Activities,

LOGSEARCH, INC.

(A development stage enterprise) Notes to Financial Statements October 31, 2006 and 2005

  Number 147, Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,
  Number 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,
  Number 149, Amendment of Statement 133 on Derivative Investments and Hedging Activities,
  Number 150, Financial Instruments with Characteristics of Both Liabilities and Equity,
  Number 151, Inventory Costs – an amendment of ARB 43, Chapter 4,
  Number 152, Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67,
  Number 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29,
  Number 154, Accounting for Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, and FASB Interpretations

Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – and Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,

Number 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,

Number 47, Accounting for Conditional Asset Retirement Obligations,

are not currently expected to have a material effect on our financial Statements.