Form 10KSB/A
period 2006-10-31
LogSearch, Inc.
filed 2007-01-12
CIK 1288837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 -------------------------

FORM 10-KSB/A Amendment No. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: October 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from ______________to____________

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

1

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference herein: None.

PART I

LogSearch, Inc., a Nevada corporation, (“LogSearch” or the “Company”) is filing this amendment to its original filing of Form 10-KSB on December 29, 2006 for the following reasons and to reflect the following necessary adjustments.

Subsequent to the original filing of our Form 10-KSB, we discovered that our conclusion was incorrect regarding whether the exercise of warrants described in Note 5 of our audited financial statements were more likely than not. In the original filing, deferred registration costs were reported on our balance sheet in other assets, and were to be charged against capital in excess of par value upon exercise of the warrants. We have discovered that our conclusion was incorrect, and that it is not likely that a significant amount of the outstanding warrants will be exercised. Accordingly, our audited financial statements have been restated to reflect (a) an additional accrual of $2,500.00 in deferred registration costs for the value of our attorney’s services in filing Form 211 (see Note 3 to the financial statements); this amount will be satisfied by the transfer of 25,000 shares by an unaffiliated shareholder, as described in Note 3; and (b) the charging of deferred registration costs of $21,759.00 to capital in excess of par value.

We have also noticed incorrect biographical information for Daryl Cozac, one of LogSearch’s directors, and incorrect director addresses and director ages (see Item 9).

We have also noticed an incomplete statement regarding our existing shareholders being restricted from utilizing Rule 144 in the resale of their shares of LogSearch Inc. and the omission of information pertaining to the fact that neither Mr. Durward nor any of the shareholders may rely upon the Rule 144 exemption (see Items 11 and 23).

As a result of the restatement of our financials and the revised language in Items 9, 11 and 12, we are filing this Amendment No. 1 to LogSearch’s annual report on Form 10-KSB/A.

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

Information as to the Executive Officers and Directors of the Company and their ages are as follows:

Name	Age	Position	Date Elected

James Durward	53	Director, President, Treasurer	March 2, 2004
3632-13 St. SW		and CFO	(Inception)
Calgary, Alberta T2T 3R1

Darryl Cozac	40	Director, Secretary	March 2, 2004
#21 Country Hills Gardens NW			(Inception)
Calgary, Alberta T3K 5G1

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

Darryl Cozac – Secretary and member of the Board of Directors

Since incorporation, Mr. Cozac is has served as Secretary and Director of LogSearch Inc. Also, since February 1, 2006, Mr. Cozac has been employed by NewCast Energy as a geological technician. From 1996 -2004 Mr. Cozac served as President and Director and founding partner of Coachware Systems Inc. a privately held company that designed and developed software that is marketed to hockey coaches world wide. Mr. Cozac is a certified engineering technologist (Alberta Society of Engineering Technologists) and has over 10 years experience in the petroleum data and software industry.

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

Shareholder	Shares	Percent of total issued(1)
Darryl Cozac	800	-0-%
#21 Country Hills Gardens NW
Calgary, Alberta T3K 5G1

James Durward(2)	17,550,400	83.6%
3632-13 St. SW
Calgary, Alberta T2T 3R1

All Executive Officers and	17,551,200	83.6%
Directors as a Group

Puroil Technology Inc.	1,000,000	4.8%
3632-13 St. SW
Calgary, Alberta T2T 3R1

(1)	Based on 21,000,000 shares issued and outstanding on October 31, 2006.

(2)	Mr. Durward owns 550,400 shares of LogSearch in his own name. Mr. Durward is also an officer, director and majority shareholder of Puroil Technology Inc., and some of the shareholdings reported for him are held by him indirectly by virtue of his direct holdings in this company. Mr. Durward directly owns 91.7% of Puroil Technology Inc. and is in a position to control this company. By virtue of his direct and indirect holdings, Mr. Durward controls our company, as well as Puroil.

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

Darryl Cozac, our other Director holds and controls 800 of our shares.

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

The 17,000,000 outstanding restricted securities held by James Durward, the principal and controlling shareholder of the company, and the 1,000,000 outstanding restricted securities held by Puroil, due to the fact that Mr. Durward is considered an underwriter under the securities laws, must be sold pursuant to an effective registration statement. Neither Mr. Durward nor any of the shareholders can rely upon the exemption provided under Rule 144 of the Securities Act of 1933 because they are considered underwriters. In addition, Puroil also owns 1,000,000 Warrants to purchase and an additional 500,000 shares of restricted common stock at $.10 per share, which restricted common stock may only be sold pursuant to an effective registration statement.

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

Puroil has no commitment to provide further capital to LogSearch and LogSearch is free to seek capital from sources other than Puroil.

ITEM 13: EXHIBITS

Exhibit Number	Exhibit Description

1*	Articles of Incorporation

2*	Bylaws

3**	Commercialization Agreement

31.1	Section 302 Certification – Chief Executive Officer, Treasurer

32.1	Certification Pursuant to 18 U.S.C. Section 1340, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, Treasurer

* Preiously filed with original SB-s filing, on April 30, 2004. ** As amended on December 8, 2006.

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

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Corporation caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 16, 2007.

LOGSEARCH INC.

                                                                                                                                                                           By: /s/ JAMES DURWARD
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

January 11, 2007

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

As described in Note 6, the accompanying financial statements have been restated as a result of the Company’s discovery that its original conclusion was incorrect regarding the likelihood that outstanding warrants will be exercised. As a result of the restatement, total assets were reduced by $19,259, accounts payable and accrued expenses were increased by $2,500, and capital in excess of par value was decreased by $21,759. The statement of operations was not affected by the restatement. Note 3 has also been revised accordingly.

BATEMAN & CO., INC., P.C.

Houston, Texas January 5, 2007

F-2

Member
INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
Offices in Principal Cities Around The World

                                                                                                                                       LOGSEARCH, INC.
                                                                                                                                                           (A development stage enterprise)
                                                                                                                                                                                         Balance Sheet

October 31,
2006
ASSETS	(Restated)
Current assets:
Cash	$ 14,460
Total current assets	14,460

Other assets:
Deferred registration costs	-
Total other assets	-
Total assets	$ 14,460

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 6,180
Total current liabilities	6,180

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 authorized,
21,000,000 shares issued and outstanding	21,000
Capital in excess of par value	51,241
Deficit accumulated during the development stage	(63,961)
Total stockholders' equity	8,280
Total liabilities and stockholders' equity	$ 14,460

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

			LOGSEARCH, INC.
			(A development stage enterprise)
			Statements of Stockholders' Equity

				(Deficit)
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, March 2, 2004	-	$ -	$ -	$ -	$ -
Shares issued for cash	21,000,000	21,000	58,000		79,000
Development stage net (loss)				(11,527)	(11,527)
Balances, October 31, 2004	21,000,000	21,000	58,000	(11,527)	67,473

Development stage net (loss)				(17,668)	(17,668)
Balances, October 31, 2005	21,000,000	21,000	58,000	(29,195)	49,805

Services contributed by officers and
managers for which no stock was issued			15,000		15,000
Deferred registration costs, charged
against capital in excess of par value (restated)			(21,759)		(21,759)
Development stage net (loss)				(34,766)	(34,766)
Balances, October 31, 2006	21,000,000	$ 21,000	$ 51,241	$ (63,961)	$ 8,280

F-5

The accompanying notes are an integral part of these statements.

		LOGSEARCH, INC.
		(A development stage enterprise)
		Statements of Cash Flows

	Cumulative,
	Inception,
	March 2, 2004,
	Through	Year Ended	Year Ended
	October 31,	October 31,	October 31,
	2006	2006	2005
	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss)	$ (63,961)	$ (34,766)	$ (17,668)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Services contributed by officers and managers	15,000	15,000	-
Changes in current assets and liabilities:
Accounts payable and accrued expenses	6,180	3,715	102
Net cash flows from operating activities	(42,781)	(16,051)	(17,566)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	79,000	-	-
(Increase) decrease in deferred registration costs	-	19,238	(1,238)
Deferred registration costs charged to
capital in excess of par value	(21,759)	(21,759)
Net cash flows from financing activities	57,241	(2,521)	(1,238)
Net cash flows	14,460	(18,572)	(18,804)

Cash and equivalents, beginning of period	-	33,032	51,836
Cash and equivalents, end of period	$ 14,460	$ 14,460	$ 33,032

Supplemental cash flow disclosures:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

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

Note 3 – Registration costs and related commitments:
We engaged a consulting firm affiliated with our attorney to assist us in registering securities for trading by filing Form SB-2 with the U.S. Securities and Exchange Commission and by applying for a listing on the OTC Bulletin Board. The Form SB-2 filed with SEC became effective on February 2, 2006, and the OTC Bulletin Board Listing became effective October 25, 2006. We believe that doing this will enable us to raise the capital necessary to implement our business plan. The consulting firm performed the services for fees and expenses totaling $6,759.

LOGSEARCH, INC.

(A development stage enterprise) Notes to Financial Statements October 31, 2006 and 2005

In addition, we agreed to issue 25,000 shares of our common stock if the consulting firm placed the Company with a market maker for filing of Form 211, when the Form 211 was approved. One of the Company’s unaffiliated shareholders has agreed to transfer 25,000 of his shares to the consulting firm to satisfy this requirement and to release the Company from this obligation. The shareholder will not receive any compensation for the 25,000 shares, and is doing this to assist the Company. The transfer is expected to take place after October 31, 2006. All cash amounts due the attorney or his consulting firm have been paid.

We previously paid another attorney $15,000 for services related to our registration statement.

The costs associated with the above described registration process were deferred until October, 2006, when the OTC Bulleting Board listing became effective. At that time, the accumulated costs were charged against capital in excess of par value.

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

Note 6 – Restatement and reissuance of financial statements:
Subsequent to the original filing of our Form 10-KSB on December 29, 2006, we discovered that our conclusion was incorrect of whether the exercise of the warrants described in Note 5 above was more likely than not. In the original filing, deferred registration costs were reported on our balance sheet in other assets, and were to be charged against capital in excess of par value upon exercise of the warrants. We have discovered that our conclusion was incorrect, and that it is not likely that a significant amount of the outstanding warrants will be exercised. Accordingly, the attached financial statements have been restated to reflect (a) an additional accrual of $2,500 in deferred registration costs for the value of our attorney’s services in filing Form 211 (see Note 3); this amount will be satisfied by the transfer of the 25,000 shares by an unaffiliated shareholder, as described in Note 3; and (b) the charging of deferred registration costs of $21,759 to capital in excess of par value.

As a result of the restatement, total assets were reduced by $19,259, accounts payable and accrued expenses were increased by $2,500, and capital in excess of par value was decreased by $21,759. The statement of operations was not affected by the restatement. Note 3 above has also been revised accordingly.

LOGSEARCH, INC.

(A development stage enterprise) Notes to Financial Statements October 31, 2006 and 2005

Note 7 - New accounting pronouncements:

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