Form 10QSB
period 2007-01-31
LogSearch, Inc.
filed 2007-03-16
CIK 1288837

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

January 31, 2007

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number    333-115053

LOGSEARCH, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	09-0420135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3632-13th Street S.W.

Calgary, Alberta, T2T 3R1

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

21,050,000 shares of common stock, $.001 par value, as of March 12, 2007

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements set forth at the end of the quarterly report, starting on page F-1, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three month periods ended January 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Registration Statement Amendment No. 10 on Form SB-2 as filed on January 23, 2006.

LOGSEARCH, INC.
(A development stage enterprise)
Index to Financial Statements
(Unaudited)

Balance Sheet:
January 31, 2007	F-2

Statements of Operations:
For the periods ended January 31, 2007 and 2006	F-3

Statements of Stockholders' Equity:
For the periods ended January 31, 2007	F-4

Statements of Cash Flows:
For the periods ended January 31, 2007 and 2006	F-5

Notes to Financial Statements:
January 31, 2007	F-6

LOGSEARCH, INC.
(A development stage enterprise)
Balance Sheet
(Unaudited)

January 31,
2007
ASSETS
Current assets:
Cash	$4,735
Total current assets	4,735
Total assets	$4,735

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$15,832
Total current liabilities	15,832

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 75,000,000 authorized,
21,000,000 shares issued and outstanding	21,000
Capital in excess of par value	56,241
Deficit accumulated during the development stage	(88,338)
Total stockholders' equity	(11,097)
Total liabilities and stockholders' equity	$4,735

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements of Operations
(Unaudited)

	Cumulative,
	Inception,
	March 2, 2004	Three Months	Three Months
	Through	Ended	Ended
	January 31,	January 31,	January 31,
	2007	2007	2006

Revenues	$-	$-	$-

General and administrative expenses:
Professional fees	60,022	18,340	5,919
Management fees	20,000	5,000	-
Other general and administrative expenses	8,861	1,048	374
Total operating expenses	88,883	24,388	6,293
(Loss) from operations	(88,883)	(24,388)	(6,293)

Other income (expense):
Interest income	545	11	45
(Loss) before taxes	(88,338)	(24,377)	(6,248)

Provision (credit) for taxes on income:	-	-	-
Net (loss)	$(88,338)	$(24,377)	$(6,248)

Basic earnings (loss) per common share		$(0.00)	$(0.00)

Weighted average number of shares outstanding		21,000,000	21,000,000

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements of Stockholders' Equity
(Unaudited)

				(Deficit)
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, March 2, 2004	-	$-	$-	$-	$-
Shares issued for cash	21,000,000	21,000	58,000		79,000
Development stage net (loss)				(11,527)	(11,527)
Balances, October 31, 2004	21,000,000	$21,000	$58,000	$(11,527)	$67,473

Development stage net (loss)				(17,668)	(17,668)
Balances, October 31, 2005	21,000,000	$21,000	$58,000	$(29,195)	$49,805

Services contributed by officers and
managers for which no stock was issued			15,000		$15,000
Deferred registration costs, charged
against capital in excess of par value (restated)			(21,759)		$(21,759)
Development stage net (loss)				(34,766)	(34,766)
Balances, October 31, 2006	21,000,000	$21,000	$51,241	$(63,961)	$8,280

Services contributed by officers and
managers for which no stock was issued			5,000		5,000
Development stage net (loss)				(24,377)	(24,377)
Balances, January 31, 2007	21,000,000	$21,000	$56,241	$(88,338)	$(11,097)

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Statements of Cash Flows
(Unaudited)

	Cumulative
	Inception,
	March 2, 2004	Three Months	Three Months
	Through	Ended	Ended
	January 31,	January 31,	January 31,
	2007	2007	2006
Cash flows from operating activities:
Net (loss)	$(88,338)	$(24,377)	$(6,248)
Adjustments to reconcile net (loss) to cash
provided (used) by operating activities:
Services provided by officers and managers	20,000	5,000	-
Changes in current assets and liabilities:
Accounts payable and accrued expenses	15,832	9,652	2,954
Net cash flows from operating activities	(52,506)	(9,725)	(3,294)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	79,000	-	-
Deferred registration costs charged to
capital in excess of par value	(21,759)	-	-
Net cash flows from financing activities	57,241	-	-
Net cash flows	4,735	(9,725)	(3,294)

Cash and equivalents, beginning of period	-	14,460	33,032
Cash and equivalents, end of period	$4,735	$4,735	$29,738

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

LOGSEARCH, INC.
(A development stage enterprise)
Notes to Financial Statements
January 31, 2007
(Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended October 31, 2006 included in Form SB-2. Operating results for the periods ended January 31, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending October 31, 2007.

Note 1 – Future operations:
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

At January 31, 2007, we were not currently engaged in an operating business and expect to incur development stage operating losses until operations commence, and for a period of time thereafter. We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced. Management believes we have access to sufficient capital to implement our business plan and to obtain additional equity or debt financing, and thus will continue as a going concern during this period while the plans are implemented.

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

LOGSEARCH, INC.
(A development stage enterprise)
Notes to Financial Statements
January 31, 2007
(Unaudited)

The provision for refundable Federal income tax consists of the following:

	Three	Three Months
	Months	Ended
	Ended	January 31,
	January 31,	2006
	2007
Refundable Federal income tax attributable to:
Current operations	$(8,300)	$(2,100)
Nondeductible expenses	1,700	-
Change in valuation allowance	6,600	2,100
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount as of January 31, 2007 is as follows:

	Three	Three Months
	Months	Ended
	Ended	January 31,
	January 31,	2006
	2007
Deferred tax asset attributable to:
Net operating loss carryover	$23,200	$12,000
Less, Valuation allowance	(23,200)	(12,000)
Net refundable amount	$-	$-

At January 31, 2007, we had an unused net operating loss carryover approximating $68,200 that is available to offset future taxable income; it expires beginning in 2024.

Note 3 – Issuance of shares:
As of January 31, 2007, the Company had issued shares of its $.001 par value common stock as follows:

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

LOGSEARCH, INC.
(A development stage enterprise)
Notes to Financial Statements
January 31, 2007
(Unaudited)

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

We sold 17,000,000 of the 21,000,000 shares for $20,000 in cash to Unitech Energy Corporation, and received a license to market the LeadScan database management and analysis system (without the database) in the United States of America. By virtue of this purchase, Unitech originally owned approximately 80% of our outstanding shares. As explained in Note 1 to our October 31, 2006 financial statements, Unitech subsequently sold its shares to our President, James Durward on October 27, 2005. Mr. Durward owns approximately 20% of Unitech’s shares. As described in Note 1 to our October 31, 2006 financial statements, no value was assigned to the license.

Subsequent to January 31, 2006, on February 3, 2007, we issued 50,000 shares upon exercise of 100,000 warrants for $5,000 in cash. All other warrants outstanding expired unexercised on February 3, 2007.

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

LogSearch continues to minimize its expenditures as cash is low and attracting additional financing has not been possible. The Company’s well log search software is used to generate geological leads that are used as the basis for prospect generation and prospect activities generally take place during the fall/winter budget and drilling season. The Company plans to continue to operate under very tight cash control until such time as additional financing can be found. If additional financing cannot be found, LogSearch may be forced to cease opratioons altogether. During the financing search process, the Company believes that its expenses will be less than $500 monthly.

LogSearch's activities during the development stage have included corporate formation, stock issuance, and work on development of operating plans for the commercialization of the LeadScan software system in the United States. LogSearch maintains a web site at http://142.59.159.130/laszip/logsearch. The Company still plans to, subject to financing, pursue a growth by channel sales model, which is a common computer software industry practice of using specialized software marketing firms that sell and support software written or offered by third parties. As of the date hereof, the Company has contacted two channel sales companies to assist in the marketing of the LeadScan system but no revenue producing activities have yet commenced. Management continues to believe that the marketing approach needs to be directly to the end-user to establish as small base of users in order to demonstrate to the potential channel distributors that distribution of the software may present a profitable business opportunity to them. Consistent with this belief, the LogSearch President plans to attend an industry conference in April, 2007 to meet with potential purchasers and channel distributors.

LogSearch intends to enter into licensing agreements with U.S. oil and gas companies. The initial terms of these proposed license agreements are not known at this time and will not be known until after the Beta program has been completed. LogSearch does not intend to offer consulting services to its potential customers. The ongoing market study has determined that there will be resistance to the LogSearch product, primarily due to potential user’s resistance to work process change. This resistance has, to date, proven impossible to overcome and the Company feels that it will need additional financing to allow it the time necessary to deal with this obstacle. Furthermore, pricing is also important but the Company feels that it can modify pricing in order to mitigate that obstacle. The Company has been unable to install any Beta users during the period and believes this is due to computer problems that has interrupted the Company’s web site operations. These problems are expected to be fixed in the near future. Only once the Beta program is activated will we be in a position to determine ultimate pricing for the product. The Company still believes that LeadScan could be sold on a "seat" basis where each user is billed monthly or annually for access to LeadScan or on a "site" basis where the oil and gas company pays a single annual fee for an unlimited number of users of LeadScan. Based on research to date, the Company feels

2

that the software could be sold for between $5000 and $100,000 for a “site” license or $900 for a “seat” (single user) license. Annual maintenance fees could be approximately 20% of the initial sales price. In the case of a channel distribution partner's involvement, the difference is that the channel distribution partner would take a percentage of whatever fees are generated by the sale of LeadScan. We do not know at this time what pricing models and channel distribution costs will be acceptable and the main reason for the Beta marketing program is to determine this.

Once the Beta program has achieved initial penetration, the Company will pursue potential channel distributors for further market penetration. The Company cannot accurately predict the timing of this desired arrangement.

If these objectives are met, then LogSearch expects to be able to generate revenues but believes that it will need to raise further equity. There can be no assurance we will achieve these objectives, or any one of them.

We believe LogSearch has insufficient cash resources to operate at the present level of operations and expenditures for the next twelve (12) months. Our general operating costs are expected to be approximately $500 monthly and are not expected to exceed this level within the next 12 months. We expect to be able to generate some revenues during the next twelve months as we execute our Beta program and our President has verbally agreed to lend the Company sufficient funds to cover operating cost deficiencies for the next 12 months. We cannot at this time determine what those revenues may be.  Depending upon a variety of factors that may affect our business plan and proposed operations, we may seek additional capital in the future, either through debt, equity or a combination of both. LogSearch may also need to raise additional capital in the case where LogSearch desires to acquire another company and the other company's shareholders demand cash for their shares. While LogSearch management will always consider merger and acquisition candidates to grow LogSearch for the benefit of its shareholders, there are currently no merger and acquisition candidates known to LogSearch management and there are no specific plans to merge with or acquire any other business. Our business plan is not specifically to engage in a merger or acquisition with another company but it is possible that LogSearch may combine with another company.

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

3

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

Not applicable

ITEM 5.

OTHER INFORMATION

Not applicable

4

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

Date: March 16, 2007

By: /s/ James Durward

Name:  James Durward

Title:  President, CFO, Treasurer, Chief Accounting Officer and Director

5