Form 10QSB
period 2007-04-30
LogSearch, Inc.
filed 2007-06-19
CIK 1288837

OMB APPROVAL
OMB Number 3235-0416
Expires: April 30, 2010
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 333-115053

Guilin Paper, Inc. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	09-0420135 (IRS Employer Identification No.)

Yu Lei Bay, Lipu, Guangxi, P.R. China (Address of principal executive offices)

86-773-723 3098 (Issuer’s telephone number)
LogSearch, Inc. (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of June 15, 2007 the registrant had 48,077,968 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets	3

Consolidated Statements of Income	4 - 5

Consolidated Statements of Cash Flows	6

Consolidated Statements of Stockholders Equity	7

Notes to Consolidated Financial Statements	8 - 19

MORGENSTERN, SVOBODA, & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM

Board of Directors and Stockholders of
Guilin Paper, Inc.

We have reviewed the accompanying consolidated balance sheet of Guilin Paper, Inc. (formerly Logsearch, Inc.), (“The Company”) as of April 30, 2007 and October 31, 2006, and the related consolidated statements of income, comprehensive losses, statement of stockholders' equity, and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
June 15, 2007

GUILIN PAPER, INC. (Formerly Logsearch, Inc.)
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2007 AND OCTOBER 31, 2006

ASSETS	04/30/2007	10/31/2006
Current Assets
Cash and cash equivalents	$181,290	$185,192
Accounts receivable, net	12,816,509	13,875,434
Notes receivable	549,962	470,817
Inventory	3,479,511	3,558,716
Other receivables, net	1,903,830	1,460,398
Trade deposits	4,592,682	3,936,394
Prepaid expenses	74,235	61,351
Total Current Assets	23,598,019	23,548,302

Property & equipment, net	14,000,744	14,162,422

Other Assets
Intangibles	2,558,753	2,590,161
Other assets	36,403	36,403
Total Other Assets	16,595,900	16,788,986

Total Assets	$40,193,919	$40,337,288

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable - current	$12,905,496	$12,654,944
Accounts payable and accrued expenses	3,245,702	7,169,715
Interest payable	6,222,630	5,803,345
Customer advances	3,126,324	1,284,985
Income tax payable	126,314	1,365,942
Total Current Liabilities	25,626,466	28,278,931

Long Term Debts
Notes payable - net of current portion	654,082	652,951

Stockholders' Equity
Common stock, 75,000,000 Authorized .001 Par Value, 48,077,968 Issued & Outstanding	48,078	48,078
Additional paid in capital	7,762,198	7,762,198
Statutory reserves	5,246,450	4,193,528
Other comprehensive income	(615,922)	(534,436)
Retained earnings	1,474,567	(63,961)
Total Stockholders' Equity	13,915,371	11,405,407
Total Liabilities and Stockholders' Equity	$40,195,919	$40,337,288

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC. (Formerly Logsearch, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDING APRIL 30, 2007 AND APRIL 30, 2006

	04/30/2007	04/30/2006

Sales, net	$16,084,334	$14,695,951

Cost of sales	11,945,832	10,501,748
Gross profit	4,138,502	4,194,203

General and administrative expenses	1,425,689	1,173,444
Income from operations	2,712,813	3,020,759

Other (Income) Expense
Investment income	-	-
Interest expense	469,139	474,467
Other income net	(728,529)	(106,367)
Total Other (Income) Expense	2,972,203	2,652,659
Income before income taxes

Provision for income taxes	380,753	338,370
Net income	$2,591,450	$2,314,289

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC. (Formerly Logsearch, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDING APRIL 30, 2007 AND APRIL 30, 2006

	04/30/2007	04/30/2006

Sales, net	$7,927,807	$7,151,957

Cost of sales	5,799,466	5,423,623
Gross profit	2,128,341	1,728,334

General and administrative expenses	618,564	472,225
Income from operations	1,509,777	1,256,109

Other (Income) Expense	-	-
Investment income	-	-
Interest expense	228,527	286,772
Other income net	74,144	(39,895)
Total Other (Income) Expense	1,207,106	1,009,232
Income before income taxes

Provision for income taxes	150,572	153,870
Net income	$1,056,534	$855,362

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC. (Formerly Logsearch, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2007 AND 2006

	04/30/2007	04/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,591,450	$2,314,289
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	607,269	505,647
Provision for doubtful accounts	(480,261)	37,783
(Increase) / decrease in assets:
Accounts receivables	900,195	289,588
Other receivables	116,413	(594,038)
Trade deposits	(656,288)	(118,645)
Inventory	79,205	(28,467)
Other current assets	(12,884)	(28,771)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(3,924,012)	(2,039,618)

Customer advances	1,841,339	(28,436)
Income tax payable	(1,239,628)	(27,693)

Net cash provided by operating activities	(177,202)	281,639

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(414,182)	(858,212)
Net cash provided by Investing activities	(414,182)	(858,212)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes payable accrued interest	668,968	353,536
Additional paid in capital	-	439,099
Net cash (used in) provided by financing activities	668,968	792,675
Effect of exchange rate changes on cash and cash equivalents	(81,486)	(485,900)

Net change in cash and cash equivalents	(3,902)	(269,798)
Cash and cash equivalents, beginning balance	185,192	557,633
Cash and cash equivalents, ending balance	$181,290	$287,835
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$1,620,381	$353,785
Interest payments	$49,854	$52,472

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC. (Formerly Logsearch, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIODS ENDED APRIL 30, 2007 AND OCTOBER 31, 2006

	Common Stock	Additional Paid I Capital	Statutory Reserves	Comprehensive Loss	Retained Earnings	Total Shareholders Equity
Balance 11/1/2006	$21,000	$51,241	$-	$-	$(63,961)	$8,280
Effect of Merger 12/31/2006	27,078	7,710,957	5,246,450	(534,436)	-	1,139,127
Net Income 4 Months Ended 4/30/2007					1,538,528	1,538,528
Balance 04/31/2007	$47,078	$7,762,198	$5,246,450	$(534,436)	$1,474,567	$13,915,371

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Note 1 - ORGANIZATION

As of April 18, 2007 an agreement and plan of merger had been made with Logsearch, Inc, a Nevada corporation (“LGSE”), LGSE Merger Sub, Inc., a Nevada Corporation and a wholly-owned Subsidiary of LGSE (“Sub”), China Lipu Paper Limited, a British Virgin Islands corporation (“CLP”), and the shareholders of CLP.

Where as the respected Board of Directors of LGSE, Sub and CLP have approved the merger of Sub with and into CLP (the “Merger”), whereby all of the issued and outstanding shares of the Common Stock of CLP (the “CLP Common Stock”) will be converted into the right to receive a specified number of shares of the Common Stock of LGSE (the “LGSE Common Stock”); and the parties each desire to make certain representations, warranties and agreements in connection with the Merger.

China Lipu Paper Ltd was incorporated in 1965 under the laws of the People’s Republic of China (PRC). It was named CPL and restructured from a state owned company in 1998. The companies subsidiaries include Guangi Lipu Paper Manufacture Ltd., Lipu Lubao Paper Recycling Ltd, and Hengli Power Generation Ltd., which are all wholly owned. The Company is engaged in the business of manufacturing of cardboard and cartons, waste paper recycling, and power generation.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and with Logsearch Inc. being the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Agreement, the company was an inactive corporation with no significant assets and liabilities.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the operating company prior to the merger.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars.

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment

As of April 30, 2007 and October 31, 2006, the accounts of Guilin Paper Inc were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders equity. Transaction gains and losses are reflected in the income statement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $1,505,730 and $1,985,988 as at April 30, 2007 and October 31, 2006 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of April 30, 2007 inventory consisted of finished goods valued at $1,172,010 and raw material inventory was $2,307,501.

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Real Property	50 years
Machinery & Equipment	15 years
Delivery Equipment	10 years
Computers & office Equipment	5 years

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of April 30, 2007 Property, Plant & Equipment consist of the following:

4/30/2007
Real Property	$5,105,065
Machinery & Equipment	15,641,872
Delivery Equipment	793,765
Computers and Office equipment	$141,591
21,682,293
Accumulated depreciation	7,681,549
$14,000,744

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. In August of 2000 the company purchased land rights which expire in 2050.

The components of finite-lived intangible assets are as follows:

April 30, 2007	October 31, 2006

$ 2,940,343	$2,940,343

The estimated future amortization expense related to intangible asset as of April 30, 2007 is as follows:

2007	$62,816
2008	62,816
2009	62,816
2010	62,816
2011	62,816
Thereafter	$2,244,673

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of April 30, 2007 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock issued to employees (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), Earnings per share. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Statement of Cash Flows

In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information¨ requires use of the management approach¨ model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities¨, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities¡¨. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September, 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A brief description of the provisions of this Statement
The date that adoption is required
The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

The Company believes that the adoption of these standards will have no material impact on its financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payment or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement or included as a provision of a financial or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Note 3 - NOTES PAYABLE

The following summarizes notes payable as of April 30, 2007 and October 31, 2006.

	4/30/2007	10/31/2006
Cinda Trustor Of China - Nanning	$8,289,074	$8,142,863
Note originally held by Bank of China - Guilin. On June 25, 2004 the loans were transferred to Cinda Trustor of China. Original terms of these loans call for interest between 5.223% & 5.475% interest per annum, with principal due between 1996-2002.

Changcheng Trustor Of China- Nanning	$1,215,195	$1,190,877
Note originally held by Industry and Commercial Bank of China. On June 30, 2005 the loans were transferred to China Great Wall Asset Management Corp. Original term of this loan called for interest of 6.15% interest per annum. Principal past due at date of transfer.

Agricultural Bank Of China	$4,055,309	$3,974,155
Term of notes call for interest from 6.912 to 7.488% per annum with principal due in 2007 & 2008.

Total	$13,559,578	$13,307,895
Current Portion	$12,905,496	$12,654,944
Long term Portion	$654,082	$652,951

Notes to Cinda Trustor of China are collateralized with pledged machinery and equipment. Notes to Agricultural Bank of China are collateralized with both pledged machinery and equipment and plant buildings.

As of April 30, 2007 and October 31, 2006 accrued interest unpaid on these notes was $6,222,630 and $5,803,345 respectively.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Note 5 - INCOME TAXES

The Company is governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.

The following is a reconciliation of income tax expense:
04/30/2007
Current	$380,753
Deferred	-
Total	$380,753
12/31/2006
Current	$338,370
Deferred	-
Total	$380,370
PRC income tax	33%
Effective rate	33%

Note 6 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public affair fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public affair fund reserve was limited to 50 percent of the registered capital. Effect January 1, 2006 there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of April 30, 2007 and October 31, 2006 the Company had allocated $5,246,450 and $4,193,528 to these non-distributable reserve funds, respectively.

GUILIN PAPER, INC.
(Formerly Logsearch, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007

Note 7 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders equity at April 30, 2007 and October 31, 2006 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at November 1, 2005	$59,071	$59,071
Change for Year	(593,507)	(593,507)
Balance at October 31, 2006	$(534,367)	$(534,367)
Change for Six Months	(81,486)	(81,486)
Balance at April 30, 2007	$(615,922)	$(615,922)

Note 8 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 9 - MAJOR CUSTOMERS AND CREDIT RISK

The Company had no customers who accounted for more then 10% of revenues during the six months year ended April 30, 2007 and 2006. One customer accounted for 20% of the Company’s accounts receivable at April 30, 2007. The Company had no vendors during the six months years ended April 30, 2007 and 2006 who accounted for more than 10% of the total purchases. Also no vendor at April 30, 2007 comprised more then the Company’s accounts payable.

Item 2. Management’s Discussion and Analysis Or Plan of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

Business Overview

Results of Operations

Net Sales

Net Sales for the quarter ended April 30, 2007, totaled $7,927,807, compared to $7,151,957 for the quarter ended April 30, 2006, an increase of $775,850 or approximately 10.85%. The increase was due to the market expansion by the company.

Net sales for the six months ended April 30, 2007 totaled $16,084,334 compared to $14,695,951 for the six months ended April 30, 2006, an increase of $1,388,383 or approximately 9.5%. The increase was due to the market expansion by the company.

Cost of Sales

Cost of sales for the quarter ended April 30, 2007 totaled $5,799,466, 73.15% of the net sales in the same period, compared to $5,423,623 for the quarter ended April 30, 2006, or 75.83% of the net sales in the same period, a $375,843 increase, or approximately 6.93%. The increase in gross margin was due to the decrease in raw material cost.

Cost of sales for the six months ended April 30, 2007 totaled $11,945,832 compared to $10,501,748 for the six months ended April 30, 2006, an increase of $1,444,084 or approximately 13.75%. The increase was due to the increase in net sales. The cost to sales ratio for the six months ended April 30, 2007, is 74.27% compared to 71.46% in the six months ended April 30, 2006, an increase of 3.78%. The decrease in gross margin was due to the increase in raw material cost and the appreciation of RMB currency.

General and Administrative Expenses

Selling, general and administrative, and consulting fees for the quarter ended April 30, 2007 totaled $618,564, 7.80% of net sales in the same period, compared to $472,225, 6.60% of net sales for the quarter ended April 30, 2006, an increase of $146,339, or approximately 30.99%. The increase was due to the increase in marketing expenses and employee’s salaries expenses.

Selling, general and administrative, and consulting fees for the six months ended April 30, 2007 totaled $1,425,689, 8.86% of net sales in the same period, compared to $1,173,444, 7.98% of net sales for the six months ended April 30, 2006, an increase of $252,245, or approximately 21.5%. The increase in general and administrative expenses was primarily due to the increase expenses in market expansion, employee’s salaries expenses, accounting and legal, and other professional consultant fees.

Income (Loss) from Operations

Income (loss) from operations for the quarter ended April 30, 2007 totaled $1,509,777, compared to $1,256,109 for the quarter ended April 30, 2006, an increase of $253,668 or approximately 20.2%. The increase was due to the increase in sales.

Income (loss) from operations for the six months ended April 30, 2007 totaled $2,712,813 compared to $3,020,759 for the six months ended April 30, 2006, a decrease of $307,946 or approximately 10.19%. The decrease was due to increase in raw material cost in year 2006.

Other Income (Expenses)

Other income (Expenses) for the quarter ended April 30, 2007 totaled ($302,671), compared to ($246,877) for the quarter ended April 30, 2006, an expense increase of $55,794 or approximately 22.60%. The increase in other expenses was due to the increase expenses on non-operating activities.

Other income (Expenses) for the six months ended April 30, 2007 totaled $259,390 compared to ($368,100) for the six month ended April 30, 2006, an increase of $627,490, or approximately 170.46%. The increase in the other income was due to the decrease in interest expenses.

Net Income

Net income (loss) for the quarter ended April 30, 2007, totaled $1,056,534, compare to $855,362 for the quarter ended April 30, 2006, an increase of $201,172, or 23.5%. The increase in net income was due the increase in net sales and appreciation of RMB currency.

Net income (loss) for the six months ended April 30, 2007 totaled $2,591,450 compared to $2,314,289 for the six months ended April 30, 2006, an increase of $277,161 or approximately 11.98%. The increase in net income was primarily due to the increase in net sales and the appreciation in RMB currency.

Liquidity and Capital Resources

As of April 30, 2007, we had cash and cash equivalents of $181,290 as compared to $287,835 as of April 30, 2006. Cash flows from operating activities was ($177,202) for the six month period ended April 30, 2007 as compared to $281,639 for the period ended April 30, 2006. Cash flows from financing activities was $668,968 for the six month period ended April 30, 2007 as compared to $792,675 for the period ended April 30, 2006. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. On a long-term basis, our liquidity is dependent on successfully executing our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us.

We do not currently own any plant or significant equipment, and during 2007, we do not anticipate purchasing any plant or significant equipment.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 30, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Responsive information previously has been included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Responsive information previously has been included in an Information Statement on Schedule 14C.

Item 5. Other Information

On June 13, 2007 the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada changing the name of the Company to Guilin Paper, Inc.

On June 13, 2007 the Company changed the Company’s fiscal year end to December 31.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Merger.
3.2	Certificate of Amendment to Articles of Incorporation
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guilin Paper, Inc.
Date: June 18, 2007
	By:	/s/ Fangde Zhang
Fangde Zhang, Chief Executive Officer

/s/ Mingzhu Zhang
Mingzhu Zhang, Chief Financial Officer