Form 10QSB
period 2007-06-30
LogSearch, Inc.
filed 2007-08-15
CIK 1288837

OMB APPROVAL
OMB Number 3235-0416 Expires: April 30, 2010 Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from	to
Commission file number	333-115053

Guilin Paper, Inc. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	09-0420135 (IRS Employer Identification No.)

Yu Lei Bay, Lipu, Guangxi, P.R. China (Address of principal executive offices)

86-773-723 3098 (Issuer’s telephone number)
__________________________________ (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 10, 2007 the registrant had 48,077,968 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☒ No ☐

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GUILIN PAPER, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheets	4 - 5

Consolidated Statements of Income	6 - 7

Consolidated Statements of Cash Flows	8 - 9

Consolidated Statements of Stockholders’ Equity	10

Notes to Consolidated Financial Statements	11 - 23

MORGENSTERN, SVOBODA, & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM

Board of Directors and Stockholders of
Guilin Paper, Inc.

We have reviewed the accompanying consolidated balance sheets of Guilin Paper, Inc., (“The Company”) as of June 30, 2007, December 31, 2006, and October 31, 2006 and the related consolidated statements of income, comprehensive losses, statement of stockholders' equity, and cash flows for the six months ended June 30, 2007 and 2006 and for the two months ended December 31, 2006.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
August 8, 2007

GUILIN PAPER, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007, DECEMBER 31, 2006 AND OCTOBER 31, 2006

ASSETS	6/30/2007	12/31/2006	10/31/2006
Current Assets
Cash and cash equivalents	$371,196	$115,521	$185,192
Accounts receivable, net	12,161,529	12,771,315	13,875,435
Notes receivable	242,995	232,364	470,817
Inventory	6,097,327	4,198,509	3,558,716
Other receivables, net	1,862,903	1,783,749	1,460,398
Trade deposits	3,324,279	4,312,558	3,936,394
Prepaid expenses	66,651	40,217	61,351
Total Current Assets	24,126,880	23,454,233	23,548,303

Property & equipment, net	13,928,863	14,341,963	14,162,422

Other Assets
Intangibles	2,529,041	2,560,101	2,590,161
Other assets	36,403	36,403	36,403
Total Other Assets	16,494,307	16,938,467	16,788,986

Total Assets	$40,621,187	$40,392,700	$40,337,289

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable - current	$12,928,103	12,641,516	$12,654,944
Accounts payable and accrued expenses	3,921,197	7,426,059	7,169,715
Interest payable	6,335,696	5,890,420	5,803,345
Customer advances	1,965,458	610,331	1,284,985
Income tax payable	161,897	586,775	1,365,942
Total Current Liabilities	25,312,351	27,155,101	28,278,931

Long Term Debts
Notes payable - net of current portion	656,858	640,409	652,951
Total Liabilities	25,969,209	27,795,510	28,931,882

Stockholders' Equity
Common stock, par value, “nil”	48,078	48,078	48,078
Additional paid in capital	7,796,007	7,796,007	7,762,198
Statutory reserves	5,246,450	5,246,450	4,193,528
Other comprehensive losses	(477,588)	(405,007)	(534,436)
Retained earnings (deficit)	2,039,031	(88,338)	(63,961)
Total Stockholders' Equity	14,651,978	12,597,190	11,405,407
Total Liabilities and Stockholders' Equity	$40,621,187	40,392,700	$40,337,289

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDING JUNE 30, 2007 AND JUNE 30, 2006
AND THE TWO MONTHS ENDED DECEMBER 31, 2006

	6/30/2007	6/30/2006	12/31/2006

Sales, net	$15,199,712	$13,859,078	$5,717,667

Cost of sales	11,134,651	10,387,154	4,247,263
Gross profit	4,065,061	3,471,924	1,470,404

General and administrative expenses	1,290,429	761,616	664,172
Income from operations	2,774,632	2,710,308	806,232

Other (Income) Expense
Interest expense	439,651	713,769	164,056
Other income, net	(15,846)	(123,443	(736,919)
Total Other (Income) Expense	423,805	590,326	(572,863)
Income before income taxes	2,350,827	2,119,982	1.379,095

Provision for income taxes	223,458	230,815	184,012
Net income	$2,127,369	$1,889,167	1,195,083

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDING JUNE 30, 2007 AND JUNE 30, 2006

	6/30/2007	6/30/2006

Sales, net	$7,785,496	$6,935,159

Cost of sales	5,665,935	5,310,857
Gross profit	2,119,561	1,624,302

General and administrative expenses	757,659	204,228
Income from operations	1,361,902	1,420,074

Other (Income) Expense
Interest expense	204,621	446,643
Other income, net	(13,971)	(60,984)
Total Other (Income) Expense	190,650	385,659
Income before income taxes	1,171,252	1,034,415

Provision for income taxes	92,178	110,441
Net income	$1,079,074	$923,974

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND THE TWO MONTHS ENDED DECEMBER 31, 2006

	6/30/2007	6/30/2006	12/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,127,369	$1,889,167	$1,195,083
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	608,572	585,594	181,032
Provision for doubtful accounts	157,775	(252,872)	(749,331)
(Increase) decrease in assets:
Accounts receivable	452,011	(1,499,808)	1,853,451
Other receivables	(89,785)	(516,213)	(84,898)
Trade deposits	988,279	(384,194)	(376,164)
Inventory	(1,898,818)	(77,684)	(639,793)
Other current assets	(26,434)	(28,637)	21,134
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(3,504,862)	436,649	256,344
Interest payable	445,276	432,277	87,075
Customer advances	1,355,127	21,927	(674,654)
Income tax payable	(424,878)	(340,102)	(779,167)

Net cash provided by operating activities	189,632	266,104	290,112

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(164,412)	(699,004)	(330,513)
Net cash used in investing activities	(164,412)	(699,004)	(330,513)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable - net	303,036	243,052	(25,970)
Paid in capital - net of effect of merger	-	11,828	(132,729)
Net cash (used in) provided by financing activities	303,036	254,880	(158,699)
Effect of exchange rate changes on cash and cash equivalents	(72,581)	(82,858)	129,429

Net change in cash and cash equivalents	255,675	(260,878)	(69,671)
Cash and cash equivalents, beginning balance	115,521	414,995	185,192
Cash and cash equivalents, ending balance	$371,196	$154,117	$115,521
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$648,336	$570,917	$963,179
Interest payments	$-	$281,492	$-

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND THE TWO MONTHS ENDED DECEMBER 31, 2006

	Common Stock	Additional Paid I Capital	Statutory Reserves	Comprehensive Loss	Retained Earnings	Total Shareholders Equity
Balance 11/1/2006	$48,078	$7,762,198	$4,193,528	$(534,436)	$(63,961)	$11,405,407
Paid in capital		5,000				5,000
Effect of merger		28,809		129,429	(166,538)	(8,300)
Transfer Reserves			1,052,922		(1,052,922)	-
Net Income					1,195,083	1,195,083
Balance 12/31/2006	48,078	7,796,007	5,246,450	(405,007)	(88,338)	12,597,190
Comprehensive				(72,581)		(72,581)
Net Income					2,127,369	2,127,369
Balance 06/30/2007	$48,078	$7,796,007	$5,246,450	$(477,588)	$2,039,031	$14,651,978

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC.
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 1 - ORGANIZATION

As of April 18, 2007 an agreement and plan of merger was made with LGSE, a Nevada corporation (“LGSE”), LGSE Merger Sub, Inc, a Nevada Corporation, and a wholly-owned subsidiary of LGSE (“Sub”), China Lipu Paper Limited, a British Virgin Islands corporation (“CLP”), and the shareholders of CLP. On June 21, 2007 we changed our name to Guilin Paper, Inc. (the “Company”).

Sub merged with and into CLP (the “Merger”), and as a result all of the issued and outstanding shares of Common Stock of CLP were converted into shares of LGSE Common Stock.

CLP was incorporated in 1965 under the laws of the People’s Republic of China (PRC). It was named China Lipu Paper Limited and restructured from a State owned company in 1998. The Company’s subsidiaries include Guangi Lipu Paper Manufacture Ltd., Lipu Lubao Paper Recycling Ltd, and Hengli Power Generation Ltd., which are all wholly owned. The Company is engaged in the business of manufacturing cardboard and cartons, waste paper recycling, and power generation.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition, with Guilin Paper, Inc. (formerly Logsearch Inc.) being the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Agreement, the Company was an inactive corporation with no significant assets and liabilities.

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

Translation Adjustment

As of June 30, 2007 and 2006, the accounts of Guilin Paper, Inc. were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”). Such financial statements were translated into U.S. Dollars (“USD”) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, Foreign Currency Translation with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $1,273,876 and $1,236,657 as at June 30, 2007 and December 31, 2006 respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2007 and December 31, 2006 inventory consisted of finished goods valued at $1,792,567 and $1,142,784 respectively and raw material inventory was $4,304,760 and $3,055,725, respectively.

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

Real Property	50 years
Machinery & Equipment	15 years
Delivery Equipment	10 years
Computers & Office Equipment	5 years

As of June 30, 2007 and December 31. 2006 Property, Plant & Equipment consist of the following:

	6/30/2007	12/31/2006
Real Property	$5,099,390	$5,089,310
Machinery & Equipment	15,706,459	15,579,647
Delivery Equipment	793,765	793,765
Computers and Office equipment	$163,422	135,901
	21,763,036	21,598,623
Accumulated depreciation	(7,834,173)	(7,256,660)
	$13,928,863	$14,341,963

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. In August of 2000 the Company purchased land rights which expire in 2050.

The components of finite-lived intangible assets are as follows:

June 30, 2007	December 31, 2006

$ 2,940,343	$2,940,343

The estimated future amortization expense related to intangible asset as of June 30, 2007 is as follows:

2007	$ 62,816
2008	62,816
2009	62,816
2010	62,816
2011	62,816
Thereafter	$ 2,214,961
Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2007 there were no significant impairments of its long-lived assets.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, Accounting for stock issued to employees (“APB 25”) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company uses the intrinsic value method prescribed by APB 25 and has opted for the disclosure provisions of SFAS No.123.

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

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (“SFAS No. 128”), Earnings per share. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (“APB 15”). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosure about Segments of an Enterprise and Related Information requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, ”Share-Based Payment, an Amendment of FASB Statement No. 123” (”FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s first quarter of fiscal 2006.

In May 2005, the FASB issued SFAS No. 154, ”Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5 (“FSP 150-5”), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In September, 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

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

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 3 - NOTES PAYABLE

The following summarizes notes payable as of June 30, 2007 and December 31, 2006.

	6/30/2007	12/31/2006
Cinda Trustor Of China - Nanning	$ 8,292,092	$ 8,121,681
Note originally held by Bank of China - Guilin. On June 25, 2004 the loans were transferred to Cinda Trustor of China. Original terms of these loans call for interest between 5.223% & 5.475% interest per annum, with principal due between 1996-2002.

Changcheng Trustor Of China- Nanning	1,220,352	$ 1,189,773
Note originally held by Industry and Commercial Bank of China. On June 30, 2005 the loans were transferred to China Great Wall Asset Management Corp. Original term of this loan called for interest of 6.15% interest per annum. Principal past due at date of transfer.

Agricultural Bank Of China	4,072,517	$ 3,970,471
Term of notes call for interest from 6.912 to 7.488% per annum with principal due in 2007 & 2008.

Total	$ 13,584,961	$ 13,281,925
Current Portion	12,928,103	12,641,516
Long term Portion	$ 656,858	$ 640,409

Notes to Cinda Trustor of China are collateralized with pledged machinery and equipment. Notes to Agricultural Bank of China are collateralized with both pledged machinery and equipment and plant buildings.

As of June 30, 2007 and December 31, 2006 accrued interest unpaid on these notes was $6,335,696 and $5,890,420 respectively.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after one year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 5 - INCOME TAXES

The Company is governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) is at a statutory rate of 33%, which is comprises of 30% national income tax and 3% local income tax.

The following is a reconciliation of income tax expense:
06/30/2007

Current		$223,458
Deferred		-
Total		$223,458
06/30/2006
Current		$230,815
Deferred		-
Total		$230,815
PRC income tax	33%
Effective rate	33%

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation, or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2007 and December 31, 2006 the Company had allocated $5,246,450 to these non-distributable reserve funds.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 7 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity at June 30, 2007 and December 31, 2006 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at November 1, 2006	$(534,436)	$(534,436)
Change for two months	129,429	129,429
Balance at December 31, 2006	$(405,007)	$(405,007)
Change for Six Months	(72,581)	(72,581)
Balance at June 30, 2007	$(477,588)	$(477,588)

Note 8 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 9 - MAJOR CUSTOMERS AND CREDIT RISK

The Company had no customers who accounted for more then 10% of revenues during the six months ended June 30, 2007 and 2006. Two and one customers accounted for 25.2% and 16.6% of the Company’s accounts receivable at June 30, 2007 and December 31, 2006, respectively. The Company had no vendors during the six months ended June 30, 2007 and 2006 who accounted for more than 10% of the total purchases. One vendor at June 30, 2007 and December 31, 2006 comprised approximately 12.93% of the Company’s accounts payable. As of June 30, 2007 no vendor exceeded 10% of payables.

Note 10 - RELATED PARTY TRANASACTIONS

The Company, through common ownership is related to Feitao Paper Product Ltd. The Company sells raw materials, and electrical power to Feitao Paper Product Ltd. and buys waste paper to them. During the six months ended June 30, 2007 sales totaled $1,199,875. Purchases totaled $85,626 for the six months ended June 30, 2007. At June 30, 2007 accounts receivable included $2,342,850, due from Feitao Paper Product Ltd.

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

Results of Operations

Net Sales

Net Sales for the quarter ended June 30, 2007, totaled $7,785,496, compared to $6,935,159 for the quarter ended June 30, 2006, an increase of $850,337 or approximately 12.26%. The increase was due to the market expansion by the Company.

Net sales for the six months ended June 30, 2007 totaled $15,199,712, compared to $13,859,078 for the six months ended June 30, 2006, an increase of $1,340,634 or approximately 9.67%. The increase was due to the market expansion by the Company.

Cost of Sales

Cost of sales for the quarter ended June 30, 2007 totaled $5,655,935, or 72.78% of the net sales in the same period, compared to $5,310,857 for the quarter ended June 30, 2006, or 76.58% of the net sales in the same period, a $355,078 increase, or approximately 6.69%. The increase in gross margin was due to the decrease in raw material cost.

Cost of sales for the six months ended June 30, 2007 totaled $11,134,651 compared to $10,387,154 for the six months ended June 30, 2006, an increase of $717,497 or approximately 7.20%. The increase was due to the increase in net sales. The cost to sales ratio for the six months ended June 30, 2007, is 73.26% compared to 74.95% in the six months ended June 30, 2006, a decrease of 1.69%. The increase in gross margin was due to the adjustment of product variety, the increase of unit price and the appreciation of RMB currency. The increase in unit price was caused by an increase in the price of raw materials. The price of raw materials has risen due to the growth in special paper sales. Simultaneously, the cost of sales has been relatively decreasing. In addition, on June 30, 2006 the RMB exchange rate was 7.9956, on June 30, 2007 was 7.6155.

General and Administrative Expenses

Selling, general and administrative, and consulting fees for the quarter ended June 30, 2007 totaled $757,659, or 9.73% of net sales in the same period, compared to $204,228, or 2.94% of net sales for the quarter ended June 30, 2006, an increase of $553,431, or approximately 270.99%. The increase was due to the increase of insurance costs, $32,581, employee’s salaries expenses, $36,341, environmental costs, $18,797, hospitality business expenses, $33,835, travel expenditures, $32,581, and the increase of the doubtful debt reserves, $100,251. Others are doubtful debt reserves for the same period last year, approximately $ 299,499.

Selling, general and administrative, and consulting fees for the six months ended June 30, 2007 totaled $1,290,429, or 8.94% of net sales in the same period, compared to $761,616, or 5.50% of net sales for the six months ended June 30, 2006, an increase of $528,813, or approximately 69.43%. The increase in general and administrative expenses was primarily due to the increased expenses in market expansion, employee’s salaries expenses, accounting and legal, and other professional consultant fees.

Income (Loss) from Operations

Income (loss) from operations for the quarter ended June 30, 2007 totaled $1,361,902, compared to $1,420,074 for the quarter ended June 30, 2006, a decrease of $58,172 or approximately 4.10%. The decrease of income (loss) from operations was due to the increase of the doubtful debt reserves, approximately $105,104.

Income (loss) from operations for the six months ended June 30, 2007 totaled $2,774,632 compared to $2,710,308 for the six months ended June 30, 2006, an increase of $64,324 or approximately 2.37%. The increase of income (loss) from operations was due to the increase of gross profit and the technology advancement resulted in the increase of product value.

Other Income (Expenses)

Other income (Expenses) for the quarter ended June 30, 2007 totaled ($190,650), compared to ($385,659) for the quarter ended June 30, 2006, an expense decrease of $195,009 or approximately 50.56%. The decrease in other expenses was due to the appreciation of RMB currency.

Other income (Expenses) for the six months ended June 30, 2007 totaled ($423,805) compared to ($590,326) for the six month ended June 30, 2006, an expense decreases $166,521, or approximately 28.20%. The decreased expense was due to the appreciation of RMB currency.

Net Income

Net income (loss) for the quarter ended June 30, 2007, totaled $1,079,074, compared to $923,974 for the quarter ended June 30, 2006, an increase of $155,100, or 16.79%. The increase in net income was due to the increase in net sales and appreciation of RMB currency.

Net income (loss) for the six months ended June 30, 2007 totaled $2,127,369 compared to $1,889,167 for the six months ended June 30, 2006, an increase of $238,202 or approximately 12.61%. The increase in net income was primarily due to the increase in net sales and the appreciation in RMB currency.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $371,196 as compared to $154,117 as of June 30, 2006. Cash flows from operating activities was $189,632 for the six month period ended June 30, 2007 as compared to $266,104 for the period ended June 30, 2006. Cash flows from financing activities was $303,036 for the six month period ended June 30, 2007 as compared to $254,880 for the period ended June 30, 2006. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. On a long-term basis, our liquidity is dependent on successfully executing our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us.

We do not currently own any plant or significant equipment, and during 2007, we do not anticipate purchasing any plant or significant equipment.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 3.  Defaults Upon Senior Securities

The following summarizes outstanding notes which the Company is in default as per the terms of such instruments as of June 30, 2007.

Amount due as of 6/30/2007
Cinda Trustor Of China - Nanning	$ 8,292,092
Note originally held by Bank of China - Guilin. On June 25, 2004 the loans were transferred to Cinda Trustor of China. Original terms of these loans call for interest between 5.223% & 5.475% interest per annum, with principal due between 1996-2002.

Changcheng Trustor Of China- Nanning	1,220,352
Note originally held by Industry and Commercial Bank of China. On June 30, 2005 the loans were transferred to China Great Wall Asset Management Corp. Original term of this loan called for interest of 6.15% interest per annum. Principal past due at date of transfer.

Agricultural Bank Of China	4,072,517
Term of notes call for interest from 6.912 to 7.488% per annum with principal due in 2007 & 2008.

Total	$ 13,584,961

Item 4.  Submission of Matters to a Vote of Security Holders

Responsive information previously has been included in an Information Statement on Schedule 14C.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14 (a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guilin Paper, Inc.
Date: August 14, 2007 By:	/s/ Fangde Zhang
Fangde Zhang, Chief Executive Officer

By:	/s/ Mingzhu Zhang
Mingzhu Zhang, Chief Financial Officer