Form 10QSB
period 2007-09-30
Guilin Paper, Inc.
filed 2007-11-16
CIK 1288837

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 000-51862

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2007 the issuer had 48,077,968 shares of common stock, $0.001 par value outstanding.

The issuer’s revenues for the three months ended September 30, 2007 were $8,185,225

Transitional Small Business Disclosure Format: YES ☐ NO ☒

MORGENSTERN, SVOBODA, & BAER, CPA’s, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MSBCPAS@GMAIL.COM

Board of Directors and Stockholders of
Guilin Paper, Inc.

We have reviewed the accompanying consolidated balance sheets of Guilin Paper, Inc., (“The Company”) as of September 30, 2007 and December 31, 2006 and the related consolidated statements of income, comprehensive losses, statement of stockholders' equity, and cash flows for the nine months and three months ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
October 31, 2007

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GUILIN PAPER, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	9/30/07	12/31/06
ASSETS
Current Assets
Cash and cash equivalents	$200,660	$115,521
Accounts receivable, net	12,337,780	12,771,315
Notes receivable	201,700	232,364
Inventory	7,225,790	4,198,509
Other receivables, net	2,251,580	1,783,749
Trade deposits	2,985,972	4,312,558
Prepaid expenses	71,926	40,217
Total Current Assets	25,275,408	23,454,233

Property & equipment, net	13,860,165	14,341,963

Other Assets
Intangibles	2,513,398	2,560,101
Other assets	36,403	36,403
Total Other Assets	16,409,966	16,938,467

Total Assets	$41,685,374	$40,392,700

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Notes payable – current	$11,474,881	12,641,516
Accounts payable and accrued expenses	4,685,372	7,426,059
Interest payable	6,273,585	5,890,420
Customer advances	1,846,186	610,331
Income tax payable	376,811	586,775
Total Current Liabilities	24,656,835	27,155,101
Long Term Debts
Notes payable – net of current portion	644,937	640,409
Total Liabilities	25,301,772	27,795,510

Stockholders' Equity
Common stock, par value, “nil”	48,078	48,078
Additional paid in capital	7,796,007	7,796,007
Statutory reserves	5,246,450	5,246,450
Other comprehensive losses	(418,744)	(405,007)
Retained earnings (deficit)	3,711,811	(88,338)
Total Stockholders' Equity	16,383,602	12,597,190
Total Liabilities and Stockholders' Equity	$41,685,374	40,392,700

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006

	9/30/2007	9/30/2006
Sales, net	$23,384,937	$22,091,352

Cost of sales	17,197,950	17,292,836
Gross profit	6,186,987	4,798,516

General and administrative expenses	1,874,254	1,492,170
Income from operations	4,312,733	3,306,346

Other (Income) Expense
Interest expense	564,751	801,505
Gain on restructuring of debt	(384,618)	-
Other income, net	(106,055)	(274,471)
Total Other (Income) Expense	74,078	527,034
Income before income taxes	4,238,655	2,779,312

Provision for income taxes	438,506	229,955
Net income	$3,800,149	$2,549,357

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006

	9/30/2007	9/30/2006
Sales, net	$8,185,225	$8,232,274

Cost of sales	6,063,299	6,905,682
Gross profit	2,121,926	1,326,592

General and administrative expenses	583,824	730,554
Income from operations	1,538,102	596,038

Other (Income) Expense
Interest expense	125,100	87,736
Gain on restructuring of debt	(384,618)	-
Other income, net	(90,209)	(151,028)
Total Other (Income) Expense	(349,727)	(63,292)
Income before income taxes	1,887,829	659,330

Provision for income taxes	215,049	(860)
Net income	$1,672,780	$660,190

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	9/30/2007	9/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,800,149	$2,549,357
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	880,996	907,924
Gain on restructuring of debt	(384,618)	-
Provision for doubtful accounts	605,928	(155,222)
(Increase) decrease in assets:
Accounts receivable	(124,397)	(2,252,461)
Other receivables	(515,827)	180
Trade deposits	1,326,586	(1,473,819)
Inventory	(3,027,281)	401,491
Other current assets	(1,045)	(196,480)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(2,740,687)	1,138,805
Interest payable	383,165	651,660
Customer advances	1,235,855	(616,171)
Income tax payable	(209,964)	(393,253)

Net cash provided by operating activities	1,228,860	562,011

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment	(352,495)	(1,003,985)
Net cash used in investing activities	(352,495)	(1,003,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable – net	(777,489)	427,173
Paid in capital	-	18,873
Net cash (used in) provided by financing activities	(777,489)	446,046
Effect of exchange rate changes on cash and cash equivalents	(13,737)	(229,187)

Net change in cash and cash equivalents	85,139	(225,115)
Cash and cash equivalents, beginning balance	115,521	414,995
Cash and cash equivalents, ending balance	$200,660	$189,880
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income tax payments	$648,470	$623,308
Interest payments	$181,586	$149,845

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Common Stock	Additional Paid I Capital	Statutory Reserves	Comprehensive Loss	Retained Earnings	Total Shareholders Equity
Balance 12/31/2006	48,078	7,796,007	5,246,450	(405,007)	(88,338)	12,597,190
Comprehensive				(13,737)		(13,737)
Net Income					3,800,149	3,800,149
Balance 06/30/2007	$48,078	$7,796,007	$5,246,450	$(418,744)	$3,711,811	$16,383,602

The accompanying notes are an integral part of these financial statements.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 1 - ORGANIZATION

We were originally incorporated in the State of Nevada on March 2, 2004 under the name LogSearch, Inc. Our original business plan was to market and sell database management and analysis software to the oil & gas industry in the United States pursuant to a Commercialization Agreement with Unitech Energy Corp.

China Lipu Paper Limited (“CLP”) was formed on August 10, 2006 under the laws of the British Virgin Islands. On August 20, 2006, CLP acquired all of the outstanding ownership interest of Guangxi Forestry Lipu Paper Ltd. (“GFLP”), Guangxi Lvbao Waste Paper Recycling Ltd. (“GLWP”), and Guangxi Hengli Power Ltd. (“GHLP”). GFLP was registered on June 4, 1998 in Lipu, in the People’s Republic of China (“PRC”) with a registered capital of RMB 2.9 million Chinese Yuan and a defined period of existence of 20 years from 1998 to 2018. GWLP was registered on April 7, 2000 in Lipu, in the PRC with a registered capital of RMB 0.5 million Chinese Yuan and a defined period of existence of 10 years from 2000 to 2010. Hengli was registered on December 25, 2003 in Lipu, in the PRC with a registered capital of RMB 2 million Chinese Yuan and a defined period of existence of 10 years from 2003 to 2013. GFLP, GLWP and GHLP were classified as Sino-foreign joint venture enterprises with limited liabilities.

On March 20, 2007, Mr. James Durward, the Company’s former Chief Executive Officer, Board member and principal stockholder, through an entity of which he is the President and deemed to be the beneficial owner, entered into an agreement with Biao Tan, the Company’s Chairman of the Board, pursuant to which Mr. Durward sold Mr. Tan approximately 4% of the issued and outstanding shares of the Company’s common stock. On March 21, 2007, the Company, Mr. Durward and Mr. Tan entered into a stock purchase agreement pursuant to which Mr. Durward sold Mr. Tan approximately 81% of the issued and outstanding shares of common stock of the Company. As a result, as of March 21, 2007, Mr. Tan had acquired approximately 85% of the issued and outstanding shares of the Company’s common stock.

On April 17, 2007, the Company, LGSE Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), China Lipu Paper Limited, a British Virgin Islands corporation (“CLP”), and the shareholders of CLP entered into an Agreement and Plan of Merger pursuant to which Merger Sub was merged with and into CLP and the Company issued 27,027,968 shares of its common stock to the shareholders of CLP in exchange for 100% of the registered capital of CLP. The Company then changed its name to Guilin Paper, Inc.

These transactions were treated for financial reporting purposes as a reverse acquisition, with Guilin Paper, Inc. (formerly LogSearch Inc.) being the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the reverse acquisition, the Company was a shell company with no significant assets and liabilities.

The Company’s principal activities are conducted through its principal subsidiaries Guangxi Forestry Lipu Paper Ltd., Guangxi Lvbao Waste Paper Recycling Ltd, and Guangxi Hengli Power Ltd. The Company is principally engaged in the manufacture and sales of kraft paper and paper cartons for packaging, the manufacture and sale of printing paper, including colored art printing paper, newsprint paper among others, and waste paper recycling. The Company’s subsidiary, Guangxi Hengli Power, operates a coal-fired power plant which generates power almost exclusively for the Company’s own consumption.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 1 – ORGANIZATION (CONTINUED)

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the operating company prior to the merger.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States dollars.

Translation Adjustment

The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are determined using the local currency ("Renminbi" or "Yuan") as the functional currency. The Company’s financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a component of shareholders’ equity. Transaction gains and losses are reflected in the income statement.

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

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 1 – ORGANIZATION (CONTINUED)

Contingencies

A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognized because it is not probable that outflow of economic resources will be required or the amount of obligation cannot be measured reliably. A contingent

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

liability is not recognized but is disclosed in the notes to the financial statements. When a change in the probability of an outflow occurs so that outflow is probable, they will then be recognized as a provision. A contingent asset is a possible asset that arises from past events and whose existence will be confirmed only by the occurrence or non-occurrence of one or more uncertain events not wholly within the control of the Company. Contingent assets are not recognized but are disclosed in the notes to the financial statements when an inflow of economic benefits is probable. When inflow is virtually certain, an asset is recognized.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of sales vary. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $1,505,480 and $1,236,657 at September 30, 2007 and December 31, 2006, respectively.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down inventories to market value, if lower. As of September 30, 2007 and December 31, 2006, inventory consisted of finished goods valued at $1,636,999 and $1,142,784, respectively and raw material inventory was $5,588,791 and $3,055,725, respectively.

Property, Plant & Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Real Property	50 years
Machinery & Equipment	15 years
Delivery Equipment	10 years
Computers & Office Equipment	5 years

As of September 30, 2007 and December 31, 2006, Property, Plant & Equipment consisted of the following:

	9/30/2007	12/31/2006
Real Property	$5,103,112	$5,089,310
Machinery & Equipment	15,799,787	15,579,647
Delivery Equipment	851,813	793,765
Computers and Office equipment	196,408	135,901
	21,951,120	21,598,623
Accumulated depreciation	(8,090,955)	(7,256,660)
	$13,860,165	$14,341,963

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented. In August of 2000, the Company purchased land rights which expire in 2050.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The components of finite-lived intangible assets are as follows:

September 30, 2007	December 31, 2006
$2,940,343	$2,940,343

The estimated future amortization expense related to intangible asset as of September 30, 2007 is as follows:

2007	$62,816
2008	62,816
2009	62,816
2010	62,816
2011	62,816
Thereafter	$2,199,318

 Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007, there were no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Cash Flows

In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company’s operations are based upon local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure about Segments of an Enterprise and Related Information requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company reports in only one segment.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, an Amendment of FASB Statement No. 123 ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R was effective beginning in the Company's first quarter of fiscal 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5 (FSP 150-5), Issuers Accounting Under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either put able or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

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

In September 2006, FASB issued SFAS 157 Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, FASB issued SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

A brief description of the provisions of this Statement;

The date that adoption is required; and

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”), which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payment or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement , should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

Note 3 - NOTES PAYABLE

The following summarizes notes payable as of September 30, 2007 and December 31, 2006.

	9/30/2007	12/31/2006
Cinda Trustor Of China - Nanning(1)	$8,121,210	$8,121,681
Note originally held by Bank of China - Guilin. On June 25, 2004 the loans were transferred to Cinda Trustor of China. Original terms of these loans call for interest between 5.223% and 5.475% per annum, with principal due between 1996-2002.

Changcheng Trustor Of China- Nanning(2)	-	$1,189,773
Note originally held by Industry and Commercial Bank of China. On June 30, 2005, the loans were transferred to China Great Wall Asset Management Corp. Original term of this loan called for interest of 6.15% interest per annum. Principal past due at date of transfer.

Agricultural Bank Of China(1)	3,998,608	$3,970,471
Term of notes call for interest from 6.912% to 7.488% per annum with principal due in 2007 & 2008.

Total	$12,119,818	$13,281,925
Current Portion	11,474,881	12,641,516
Long term Portion	$644,937	$640,409

(1) Notes held by Cinda Trustor of China are collateralized with pledged machinery and equipment. Notes held by Agricultural Bank of China are collateralized with both pledged machinery and equipment and plant buildings.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

(2) During the quarter ended September 30, 2007, the Company restructured the debt originally due Industry and Commercial Bank of China. As a result of this restructuring, the debt was assigned to a new creditor at a discount and subsequently paid off, resulting in a gain of $384,618.

As of September 30, 2007 and December 31, 2006, accrued interest unpaid on these notes was $6,273,585 and $5,890,420, respectively.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 - INCOME TAXES

The Company is governed by the Income Tax Laws of the PRC. Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (EIT) is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.

The following is a reconciliation of income tax expense:

09/30/2007
Current		$438,506
Deferred		-
Total		$438,506
09/30/2006
Current		$229,955
Deferred		-
Total		$229,955
PRC income tax	33%
Effective rate	33%

Note 6 - STATUTORY RESERVES

In accordance with the laws and regulations of the PRC, a percentage of income, after the payment of PRC income taxes, must be allocated to a statutory surplus reserve and statutory public affair fund. The public affair reserve is limited to 50% of registered capital. Effective January 1, 2006, there is only one fund requirement, which is 10% of after-tax income, not to exceed 50% of registered capital.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 6 - STATUTORY RESERVES (CONTINUED)

Statutory reserve funds are protected from set off against losses, expansion of production and operation or increase in the registered capital of the respective company. Statutory public welfare funds are restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2007 and December 31, 2006, the Company had allocated $5,246,450 to these non-distributable reserve funds.

Note 7 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity at September 30, 2007 and December 31, 2006, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2006	$(405,007)	$(405,007)
Change for Nine Months	(13,737)	(13,737)
Balance at June 30, 2007	$(418,744)	$(418,744)

Note 8 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 9 - MAJOR CUSTOMERS AND CREDIT RISK

The Company had no customers who accounted for more than 10% of revenues during the nine months ended September 30, 2007 and 2006. One customer accounted for 18.4% and 16.6% of the Company’s accounts receivable at September 30, 2007 and December 31, 2006, respectively. The Company had no vendors during the six months ended June 30, 2007 and 2006 who accounted for more than 10% of the total purchases. One vendor as of December 31, 2006 comprised 12.93% of the Company’s accounts payable and no vendors at September 30, 2007 comprised more than 10% of the Company’s accounts payable.

GUILIN PAPER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Note 10 - RELATED PARTY TRANSACTIONS

The Company, through common ownership, is related to Feitao Paper Product Ltd. The Company sells raw materials and electrical power to Feitao and buys waste paper from them. During the nine months ended September 30, 2007, sales of raw materials and power to Feitao totaled $1,496,822 and the Company purchases of waste paper totaled approximately $128,000. At September 30, 2007, accounts receivable included $2,252,512 due from Feitao. As discussed in Note 11, the Company has entered into a tentative agreement to acquire Feitao.

Note 11 - SUBSEQUENT EVENTS

In July 2007, the Company entered into a tentative agreement with Feitao Paper Product Ltd. a related party. Under the terms of the agreement, the Company agreed to purchase all the outstanding shares of Feitao for $1,279,000 of which $1,023,200 is payable in cash, and $255,800 is payable in shares of the Company’s common stock. As of September 30, 2007, this agreement had not been finalized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, and in particular, statements found in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature may constitute forward-looking statements. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of similar import. Such statements reflect the current views of Guilin Paper with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

CORPORATE HISTORY

We were originally incorporated in the State of Nevada on March 2, 2004 under the name LogSearch, Inc. Our original business plan was to market and sell database management and analysis software to the oil & gas industry in the United States pursuant to a Commercialization Agreement with Unitech Energy Corp.

China Lipu Paper Limited (“CLP”) was formed on August 10, 2006, under the laws of the British Virgin Islands. On August 20, 2006, CLP acquired all of the outstanding ownership interest in Guangxi Forestry Lipu Paper Ltd. (“GFLP”), Lipu Lvbao Waste paper Recycling Ltd. (“GLWP”), and Guangxi Hengli Power Company Ltd. (“GHLP”). GFLP was registered on June 4, 1998 in Lipu Town, in the People’s Republic of China (“PRC”) with a registered capital of RMB 2.9 million Chinese Yuan and a defined period of existence of 20 years from 1998 to 2018. GLWP was registered on April 7, 2000 in Lipu Town, in the PRC with a registered capital of RMB 0.5 million Chinese Yuan and a defined period of existence of 10 years from 2000 to 2010. GHLP was registered on December 25, 2003 in Lipu Town, in the PRC with a registered capital of RMB 2 million Chinese Yuan and a defined period of existence of 10 years from 2003 to 2013. GFLP, GLWP and GHLP were classified as Sino-foreign joint venture enterprises with limited liabilities.

On April 17, 2007, the Company, LGSE Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), China Lipu Paper Limited, a British Virgin Islands corporation (“CLP”), and the shareholders of CLP entered into an Agreement and Plan of Merger pursuant to which Merger Sub was merged with and into CLP and the Company issued 27,027,968 shares of its common stock to the shareholders of CLP in exchange for 100% of the registered capital of CLP. The Company then changed its name to Guilin Paper, Inc.

These transactions were treated for financial reporting purposes as a reverse acquisition, with Guilin Paper, Inc. (formerly LogSearch Inc.) being the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the reverse acquisition, the Company was a shell company with no significant assets and liabilities.

We conduct our operations principally in China through our wholly-owned operating subsidiaries, Guangxi Forestry Lipu Paper Company Limited, Guangxi Lvbao Waste Paper Recycling Company Limited and Guangxi Hengli Power Company Limited. To date, all of our sales are made domestically in China.

BUSINESS OVERVIEW

Guangxi Forestry Lipu Paper Company Limited

Our primary business is conducted through our subsidiary Guangxi Forestry Lipu Paper Company Limited, which produces and sells high quality paper products primarily for packaging applications, including kraft paper, a durable, typically brown paper made from wood pulp, which is used predominantly for bags, wrapping paper and cardboard, high-grade specialty papers designed for custom packaging applications; and wood pulp, a raw material used in the manufacture of paper products. The Company has a diversified product portfolio with various types, grades, burst indices, stacking strengths, basis weights, printability and brands to meet a variety of customer requirements.

Guangxi Forestry has three major production lines, seven papermaking machines and more than 600 employees, with an annual production capacity of over 100,000 tons. Guangxi Forestry sells its paper products in China under the “LITA” brand. In addition, in 2000 they became ISO 9000 certified.

Guangxi Forestry manufactures its products from two sources of raw material: recycled or waste paper and wood pulp. It is the Company’s policy to maximize the use of recovered/recycled paper to produce high-quality products that meet its customers’ cost objectives and environmental policies. The Company’s largest raw material component is waste paper, which typically accounts for more than half the production cost of the Company’s products. As a result, the Company’s ability to source large volumes of consistently high-quality recovered paper under stable, long-term arrangements is critical to its success. The Company seeks to purchase recovered/recycled paper from suppliers that can offer a high volume of supply with consistent quality.

Wood pulp is the Company’s second largest raw materials component. The Company uses both bleached and unbleached wood pulp in the production of some of its products to increase consistency of appearance and product strength. Due to the short supply of wood pulp in China, a stable supply of substantial volumes of consistent high quality wood pulp is critical to the Company’s success. In addition, as a result of the short supply of wood pulp in China, wood pulp prices have increased year over year and are expected to continue to increase in the future.

Guangxi Forestry is located on 50 acres of land in Lipu Town and near the major sources of lumber used for wood pulp in China. Because of its proximity to the sources of wood pulp, the Company has access to a number of suppliers in the surrounding area. There are five major suppliers of lumber used for wood pulp in proximity to the Company’s plant: Guangxi Heda Paper Ltd.; Guangxi Nanning Phoenix Paper Product Company Limited; Guangxi Jiayu Paper Pulp Manufacturer Ltd. Nanning Phoenix Business Company Limited; and Hezhou Yaolong Business Company Limited. The Company has long-term relationships with these suppliers, although the Company has not entered into any long-term supply agreements.
The Company has also invested substantially in developing more efficient manufacturing techniques to reduce its raw materials costs. These new manufacturing techniques enable the Company to use wood pulp that includes materials such as brushwood and bamboo, the cost of which is half that of raw wood. With its new production methods, the Company has been able to reduce its raw material costs as a percentage of sales from 65.5% in the third quarter 2006 to 60.77% in the same period in 2007.

In addition, the Company is also considering developing its own source of lumber for wood pulp. The Company is considering an investment in forestry assets near Guilin City. The Company is currently analyzing several prospects that could provide excellent forestry resources, with advanced forestry planting technologies and reasonable forestry growth speed.

Finally, in addition to producing wood pulp for itself, in 2006, the Company started selling wood pulp directly to second-line manufacturers. The main material comprising the wood pulp sold to other manufacturers is needle bush, which is used to produce high quality paper. The gross profit margin from wood pulp is over 30%, twice as much as the gross profit margin of kraft paper. In 2007, the sale of wood pulp has become a major contributor to the Company’s net income.

Guangxi Lvbao Waste Paper Recycling Company Limited

Guangxi Lvbao Waste Paper Recycling Company Limited was established in April 2004, to source and purchase high-quality recycled paper for Guangxi Forestry. The scope of business is within the limits sets in the Resource Multipurpose Utilization Catalogue, which means it meets China’s policy to encourage the multipurpose utilization of resources. It was qualified as a Recycling Enterprise by the Resources Multipurpose Utilization Production (Project) Cognizance Committee in Guangxi Chuang Autonomous Region, in 2001. In 2001 it received the “Excellent Recycling Enterprise Award” from the Guangxi Resources Multipurpose Utilization Production (Project) Cognizance Committee.

Guangxi Hengli Power Company Limited

On December 25, 2003, Guangxi Hengli Power Company Limited was founded to provide stable and inexpensive electricity to the Company. Guangxi Hengli operates a coal-fired plant that is equipped with a 1×3MW backpressure turbine generator, a 1×6MW steam-extraction turbine generator, and a 1×75t/t boiler with slurry re-circulating fluidized bed. Guangxi Hengli has the capacity to generate 60 million kilowatt-hours of electricity per year and steam power of about 400 thousand tons per year and has over 60 full time employees. Environmental issues are of primary concern to the Company. The boiler smoke (flue gas) is purified through a Venturi Wet Water Film Dust Trap, sulfured and dust removed, and the plant’s emission levels are in compliance with national flue gas standard rules.

The Company expects that in the next few years it may face shortages in the supply of coal and resulting price increases primarily as a result of an uneven coal distribution in China. In order to relieve this situation, the Chinese government has announced plans to expand coal transportation routes from the country's coal-rich regions, including Shanxi and Shaanxi provinces and the western area, and improve coal transportation facilities.

An increase in coal prices will have an adverse affect on the Company’s financial performance. Guangxi Hengli is close to the country’s coal-rich regions, and is not currently experiencing any coal supply issues. However, in order to minimize the effect of coal shortages in the future, the Company has begun to establish relationships with coal suppliers and is looking for additional coal suppliers to enlarge its supply network. In addition, the Company is continuing to seek ways to improve efficiencies to reduce coal consumption.

Taxes

Income Tax

The Company’s current statutory tax rate is 33%, comprised of national income tax of 30% and local income tax of 3%. On March 16, 2007, the Enterprise Income Tax Law was passed in China which becomes effective on January 1, 2008. The new law introduces fundamental changes to the Chinese tax system for both domestic and foreign-owned entities. Pursuant to the new law, the Company’s statutory tax rate will be reduced to 25% beginning with the 2008 tax year.

Value added tax

The Provisional Regulations of the People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the People’s Republic of China Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year. Value added tax paid by the Company is included in cost of goods sold.

Retirement Benefit Costs

According to the PRC regulations on pension, the Company contributes to a defined contribution retirement scheme organized by municipal government in the province in which the Company’s subsidiaries are registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8%, while the Company contributes the balance contribution of 21.5%% to 15.5%. The Company has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

For period from January 01, 2007 to September 30, 2007, the total amount of social security that the company paid for employees were around RMB 1.54 million.

RESULTS OF OPERATIONS

Financial Review

The following table presents certain aspects from consolidated income statement for the three and nine months ended September 30, 2007 and 2006. The discussion following the table is based on these results. Certain columns may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue, net	$8,185,225	$8,232,274	23,384,937	22,091,352
Cost of Goods Sales	6,063,299	6,905,682	17,197,950	17,292,836
Gross profit	2,121,926	1,326,592	6,186,987	4,798,516
General and administrative expenses	583,824	730,554	1,874,254	1,492,170
Income from operations	1,538,102	596,038	4,312,733	3,306,346
Total other(income) expense	(349,727)	(63,292)	74,078	527,034
Net Income	$1,672,780	$660,190	$3,800,149	$2,549,357

Three Months Ended September 30, 2007 versus 2006

Net sales, Cost of Goods Sold and Gross Profit

Net sales were $8,185,225 in the three months ended September 30, 2007 compared to $8,232,274 for the same period in 2006, a decrease of $47,049. However, gross profit increased 60% from $1,326,592 to $2,121,926 and cost of goods sold as a percentage of total sales decreased from 83.89% to 74.08%. The increase in gross profit margin principally resulted from a change in product mix over the period, which produced increased sales of higher margin products, and decreased production costs.

A break-down of our production by product for the quarter ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30, 2006 (tons)	Three Months Ended September 30, 2007 (tons)	% Change
Kraft Paper	19,800	13,600	-31%
Specialty Paper & Wood Pulp	1,500	5,000	233%

Lower Production of Kraft Paper.

The Company reduced production of kraft paper in the third quarter by 31% to 13,600 tons compared with 19,800 tons in 2006, and increased its production of specialty paper and wood pulp by 233% to 5,000 tons. The gross profit on specialty paper and wood pulp is significantly higher than kraft paper and the Company chose to make the most efficient use of existing production capacity.

Increased Production of Specialty Wrapping Paper

Utilizing new technology developed by the Company in 2007, the Company increased its production of specialty wrapping paper, which is used in packaging applications and is made from any combination of bleached or unbleached, virgin or recovered fibers. The Company’s gross margin on these products is 3-4 times greater than for kraft paper products. In addition, demand for this kind of product in China is increasing. As a result, the Company increased the average unit price on products sold.

Increased Production of Wood Pulp

Because of the short supply of wood pulp in the domestic market in China, the price of wood pulp keeps increasing year after year. Besides producing wood pulp for itself, in 2006, the Company started selling wood pulp directly to second-line manufacturers, and in 2007, the Company continued to increase sales of wood pulp. The gross profit margin from wood pulp is over 30%, approximately twice as high as from kraft paper.

More efficient paper recycling system

During the three months ended September 30, 2007, the supply of recycled paper remained stable and reliable.

Appreciation of Chinese currency

During the quarter ended September 30, 2007, the Chinese Yuan appreciated approximately 5.45 percent against the U.S. Dollar. The Company imports a percentage of its raw material and other components and the appreciation of the Chinese currency reduced the cost of these materials.

General and Administrative Expense

General and Administrative Expense decreased by 20.09% from $730,554 in the third quarter of 2006 to $583,824 in the same period of 2007 as a result of efforts undertaken by management to reduce general and administrative expenses.

Income (Loss) from Operations

Income from operations for the quarter ended September 30, 2007 increased to $1,538,102 from $596,038 in the prior year period or approximately 158.05%. The lower cost of goods sold and lower general and administrative expenses were the driving factors in this growth.

Net Income

Net income for the quarter ended September 30, 2007 was $ 1,672,780, an increase of $1,012,590 or 153.38% compared to $660,190 in same period number in 2006 as a result of the improvement in our gross margins.

Nine Months Ended September 30, 2007 versus 2006

Net sales were $23,384,937 in the nine months ended September 30, 2007 compared to $22,091,352 for the same period in 2006, an increase of $1,293,585. Gross profit increased 28.94% from $4,798,516 to $6,186,987 and cost of goods sold as a percentage of total sales decreased from 78.28% to 73.54%. The increase in gross profit margin principally resulted from a change in product mix over the period, which produced increased sales of higher margin products, and decreased production costs.

A break-down of our production by product for the nine months ended September 30, 2007 and 2006 is as follows:

Product Capacity Breakdown Table

	Nine Months Ended September 30, 2006 (tons)	Nine Months Ended September 30, 2007 (tons)	% Change
Kraft Paper	57,978	54,462	-6%
Specialty Paper & Wood Pulp	3,481	13,333	283%

General and Administrative Expense

General and Administrative Expense increased approximately 25.6% from $1,492,170 in the nine months ended September 30, 2006 to $1,874,254 in the same period of 2007. General and administrative expenses increased primarily as a result of increases in employee salaries, professional and consulting fees incurred as part of becoming a publicly traded company and marketing expenses. In 2007 management took steps to reduce general and administrative expenses, the results of which were seen in the third quarter of 2007.

Income from Operations

Income from operations for the nine months ended September 30, 2007 increased to $4,312,733 from $3,306,346 in the prior year period or approximately 30.44%. The lower cost of goods sold and lower general and administrative expenses were the driving factors in this growth.

Net Income

Net income for the nine months ended September 30, 2007 was $3,800,149 compared to $2,549,357 for the prior year period, an increase of 49% as a result of the improvement in our gross margins.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $200,600 compared to $189,880 as of September 30, 2006. Our current assets are $25,275,408, and our current liabilities are $23,454,233 giving us working capital of $1,821,175.

In the quarter ended September 30, 2007, the Company restructured and paid off approximately $1.2 million in outstanding debt resulting in a gain of $384,618. As of September 30, 2007, the Company had outstanding notes payable of $12.1 million and accrued interest thereon of $6.3 million. The Company is currently negotiating with the holders of these outstanding obligations to restructure this debt. The Company believes that it will be able to restructure all of this outstanding debt, although there is no assurance that it will be able to do so.

We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. On a long-term basis, our liquidity is dependent on successfully executing our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds rose from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us.

Inventory

As of September 30, 2007, inventory increased to $7,225,790 as compared to $4,198,509 at December 31, 2006. Because of the increasing costs of raw materials and fluctuating supplies, the Company decided to accumulate additional raw material, in order to ensure an adequate supply and to minimize the effect of cost fluctuations. In addition, orders for the Company’s products typically increase in the 4th quarter and the Company purchased additional inventory to ensure sufficient supply.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Guilin Paper to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain.

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of Guilin Paper, and that can require judgments by management that affect their application, include SFAS No. 5, “Accounting for Contingencies,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as amended by SFAS No. 132 and 132(R), “Employers’ Disclosures About Pension and Other Postretirement Benefits,” SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” and SFAS No. 109, “Accounting for Income Taxes,” including recent accounting requirements under FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”

The Company has included in its Annual Report on Form 10-K for the year ended December 31, 2006, a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. Other than the adoption of FIN 48, the Company has not made any changes in any of these critical accounting policies during the first six months of 2007.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

The following summarizes outstanding notes which the Company is in default as per the terms of such instruments as of September 30, 2007.

Principal Amount due as of 9/30/2007
Cinda Trustor Of China - Nanning	$8,121,210

Note originally held by Bank of China - Guilin. On June 25, 2004 the loans were transferred to Cinda Trustor of China. Original terms of these loans call for interest between 5.223% & 5.475% interest per annum, with principal due between 1996-2002.

Agricultural Bank Of China	3,998,608

Term of notes call for interest from 6.912% to 7.488% per annum with principal due in 2007 & 2008.

Total	$12,119,818

As of September 30, 2007, accrued and unpaid interest on these notes was $6,273,585.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14 (a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guilin Paper, Inc.

Date: November 14, 2007	By:	/s/ Fangde Zhang
Fangde Zhang, Chief Executive Officer

	By:	/s/ Mingzhu Zhang
Mingzhu Zhang, Chief Financial Officer